Form 10QSB
period 1996-06-30
BERNSTEIN LEIBSTONE ASSOCIATES INC /NY/
filed 1997-01-30
CIK 849343

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM  10-QSB

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                     1934

     For the quarterly period ended June 30, 1996

                        Commission file number  0-17774

                      BERNSTEIN/LEIBSTONE ASSOCIATES, INC.
             (Exact name of registrant as specified in its charter)

               New York                            11-1996121
     (State of Incorporation)           (IRS Employer Identification Number)

     2001-A Australian Avenue, Riviera Beach, Florida          33404
              (Address of principal executive offices)      (Zip Code)

     Registrant's telephone number, including area code: (561) 844-2442


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES:  X   NO:     .


As of June 30, 1996, 17,391,700 shares of the registrant's common stock were outstanding

BERNSTEIN/LEIBSTONE ASSOCIATES, INC.
CONSOLIDATED BALANCE SHEET
JUNE 30, 1996



ASSETS
                                CURRENT ASSETS:
   Cash                                                $    334,672
   Trading Securities, at fair value                        107,550
   Accounts Receivable, less allowance for
      doubtful accounts of $80,000                          763,452
   Notes Receivable                                         186,663
   Inventories                                              548,974
   Other Current Assets                                      10,580
                                                          1,951,891

PROPERTY & EQUIPMENT, at cost:
   Manufacturing Equipment                                  664,736
   Leasehold Improvements                                   152,395
   Furniture, Fixtures & Office Equipment                    86,185
   Vehicles                                                  26,689
                                                            930,005
   Less accumulated depreciation and amortization          (228,562)
                                                            701,443
OTHER ASSETS:
   License Fee, net of accumulated amortization             326,667
   Investments                                               45,250
   Deferred Tax Asset, net of valuation allowance              -
   Due from Officer                                         108,862
   Other                                                     47,545
                                                            528,324

          Total Assets                                 $  3,181,658






See accompanying notes to condensed consolidated financial statements.


BERNSTEIN/LEIBSTONE ASSOCIATES, INC.
CONSOLIDATED BALANCE SHEETS
 JUNE 30, 1996
        (Continued)


LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts Payable                                    $    878,035
   Deposits Payable                                         248,985
   Note Payable                                             250,000
   Accrued Expenses                                         245,215
                                                          1,622,235


MINORITY INTEREST                                           828,027


SHAREHOLDERS' EQUITY:
   Common Stock, $.01 par value; 20,000,000
      shares authorized,  17,391,700 shares
      issued and outstanding                                173,917
   Additional Paid-in Capital                             1,335,016
   Accumulated (Deficit)                                   (777,537)
                                                            731,396

     Total Liabilities & Shareholders Equity           $  3,181,658









See accompanying notes to condensed consolidated financial statements.





BERNSTEIN/LEIBSTONE ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS



                                                  Three months ended
                                                         June 30
                                                 1996           1995
Net Sales                                    $  2,129,002   $    236,381

Cost of Sales                                   1,781,603        209,107
                                                  347,399         27,274

Selling, General and Administrative Expenses      563,756        184,319

     Loss from Operations                         216,357        157,045

Other Expense (Income):
   Interest Income                                (23,341)        (1,986)
   Interest Expense                                 3,748           -
   Net Gain on Trading Securities                  (9,592)          -
   Other, net                                      (5,895)           (15)
                                                  (35,080)        (2,001)

     Net Loss Before Income Taxes and
        Minority Interest                         181,277        155,044

Benefit for Income Taxes                             -              -

Minority Interest                                  99,975         46,693

     Net Loss                                $     81,302   $    108,351

     Net Loss per Share                      $        .00   $        .01


Weighted Average Common Shares Outstanding     17,391,700     13,291,700







See accompanying notes to condensed consolidated financial statements.


BERNSTEIN/LEIBSTONE ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   Three months ended
                                                         June 30
                                                   1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                     $    (81,302)  $   (108,351)
  Adjustments to reconcile net (loss) to
    net cash provided by (used in)
    operating activities:
     Minority Interest                              (99,975)       (46,693)
     Depreciation and Amortization                   47,430         27,616
     (Increase) in Trading Securities              (107,550)          -
     (Increase) Decrease in
       Accounts Receivable                         (363,660)        21,345
     Decrease (Increase) in Inventories             111,393        (34,405)
     Decrease in Other Assets                           223          6,310
     Increase in Accounts and
       Deposits Payable                              79,935        145,927
     (Decrease) Increase in Accrued Expenses        (55,605)        30,992

       Net cash (used in) operating activities     (469,111)        42,741

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Property and Equipment               (143,645)       (18,670)
  (Increase) in Notes Receivable                    (72,315)          -
  Repayments on Notes Receivable
    and Investments                                 873,750           -
  Decrease (Increase) in Due from Officer            31,536         (9,473)

       Net cash (used in) investing activities     689,326         (28,143)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in Notes Payable                         100,000           -
  Proceeds from issuance of common stock
    by majority owned subsidiary                       -            13,750
  Cash acquired in acquisition of Clearshield         -              6,484

       Net cash provided by financing
         activities                                 100,000         20,234

NET INCREASE (DECREASE) IN CASH                     320,215         34,832

CASH, AT BEGINNING OF PERIOD                         14,457          5,488

CASH, AT END OF PERIOD                         $    334,672   $     40,320


     See accompanying notes to condensed consolidated financial statements.

BERNSTEIN/LEIBSTONE ASSOCIATES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all disclosures necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The accompanying condensed consolidated financial statements are not audited, but include all adjustments which management considers necessary for fair presentation of financial position, results of operations and cash flows for the interim periods presented. The results for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

     The accounting policies followed by the Company are set forth in Note 1 of the Company's consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended March 31, 1996 which is incorporated herein by reference.


2.   NOTES RECEIVABLE

     On May 22, 1996, the Company, William Leibstone Associates, Inc.("WLAI"), William Leibstone and TTSB, Ltd., an Ohio limited liability company ("TTSB") entered into an agreement whereby TTSB purchased the WLAI note payable to the Company dated July 14, 1995 in the amount of $941,348, in exchange for a note from TTSB in the amount of $1,013,663. The TTSB note bears interest at the rate of 9% per annum, payable semi-annually, is due on May 22, 1998 and is secured by a pledge of 506,000 shares of stock in the Company assigned to TTSB by William Leibstone, which shares are being held by a financial intermediary on behalf of the Company. Under the terms of the Stock Pledge Agreement of the same date between the Company and TTSB, the Company can request partial prepayments of the note, which prepayments will be made with the proceeds of sales of the pledged shares. TTSB shall not be obligated to sell the pledged shares or make the prepayment unless it receives at least $2.28 per share for the first 200,000 shares and $2.50 for the remaining shares. The Company receives the first $2.00 per share as prepayment on the note. As of June 30, 1996, TTSB has sold 416,500 of the pledged shares, making prepayments on the note totalling $833,000.



3.   NOTES PAYABLE

     Notes payable consists of the following:
          (1) Note payable to Clearshield, Inc. amounting to $150,000 representing a portion of the cost of the License Agreement with the Company's Clearshield subsidiary. The terms of the note provide for payment in twelve monthly installments commencing in October 1995 with interest at eight percent. No payments have been made on this note.

          (2) Note payable to a shareholder dated May 22, 1996 totalling $100,000. The note, plus accrued interest at the rate of 7% per annum, is payable on May 22, 1997.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     On July 7, 1995, Bernstein/Leibstone Associates, Inc.(the "Company"), Archway Capital, Inc. ("Archway") and William Leibstone Associates, Inc. ("WLAI"), an entity owned by the former majority stockholder of the Company, entered into an agreement to exchange shares of the Company's common stock for shares of Archway's common stock on a one-for-one basis. Effective April 1, 1995, Archway acquired a majority interest in Clearshield Manufacturing Corp., a Florida corporation in the business of manufacturing clear polycarbonate hurricane protection panels, utilizing a three-for-one share exchange. The Company currently owns approximately 57% of Clearshield.

     The acquisitions of the Company and Clearshield by Archway have been accounted for using the purchase method in accordance with APB Opinion No. 16. Accordingly, the accompanying Condensed Consolidated Financial Statements are those of Archway, including the results of operations for the Company and Clearshield from their respective acquisition dates.

Liquidity and Capital Resources

     On May 22, 1996, the Company, WLAI, William Leibstone and TTSB, Ltd., an Ohio limited liability company ("TTSB") entered into an agreement whereby TTSB purchased the WLAI note payable to the Company dated July 14, 1995 in the amount of $941,348, in exchange for a note from TTSB in the amount of $1,013,663. The TTSB note is secured by a pledge of 506,000 shares of stock in the Company assigned to TTSB by William Leibstone, which shares are being held by a financial intermediary on behalf of the Company. In connection with this agreement, William Leibstone made a loan to the Company in the amount of $100,000.

     Under the terms of the Stock Pledge Agreement of the same date between the Company and TTSB, the Company can request partial prepayments of the note, which prepayments will be made with the proceeds of sales of the pledged shares. TTSB shall not be obligated to sell the pledged shares or make the prepayment unless it receives at least $2.28 per share for the first 200,000 shares and $2.50 for the remaining shares. The Company receives the first $2.00 per share as prepayment on the note. As of June 30, 1996, TTSB has sold 416,500 of the pledged shares, making prepayments on the note totalling $833,000.

     The loan proceeds and the repayments on the notes provide the Company with sufficient resources to support its working capital requirements as it enters the hurricane season, which commenced June 1. Additionally, these resources are being used to purchase additional manufacturing equipment to increase the Company's capacity during the peak season. The Company currently has two production lines in operation (versus only one a year ago) and is in process of bringing a third line on stream. The third line is expected to be operational in the second quarter.


Results of Operations

     The first quarter saw dynamic growth when compared to last year with sales increasing by over 800%. Even with the additional production capacity (second production line) added in the past year, the Company was unable to keep up with demand. The Company had open orders totalling in excess of $1,500,000 at June 30, 1996. The surge in sales from the prior year is due to sales of the product to the do-it-yourself market through a national home improvement chain. Sales to the home improvement chain represented 60% of consolidated sales for the quarter versus 0% in the prior year. Tangentially, promotion of the product through the home improvement chain resulted in increased sales to our dealer network and direct to the consumer through our installation subsidiary. The open order backlog will decline as the end of the hurricane season approaches.

     The improvement in sales enabled the Company to better leverage its costs resulting in an increase in margins and a decrease in operating expenses as a percentage of sales. Selling, general and administrative expenses increased by approximately 200% versus the 800% increase in sales. Although not yet profitable, the Company believes it is on the right course.



                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     Previously reported on Form 10-K for the year ended March 31, 1996.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
          27.  Financial Data Schedule


(b)  Reports on Form 8-K
          None


                                SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     BERNSTEIN/LEIBSTONE ASSOCIATES, INC.


     By:   /s/ Darrell Peterson                        Date: October 31, 1996
         Darrell Peterson, Chief Executive Officer