Form 10QSB
period 1996-09-30
BERNSTEIN LEIBSTONE ASSOCIATES INC /NY/
filed 1997-01-30
CIK 849343

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM  10-QSB

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                     1934

     For the quarterly period ended September 30, 1996

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

     Registrant's telephone number, including area code:(561) 844-2442


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES:  X   NO:     .


As of September 30, 1996, 17,391,700 shares of the registrant's common stock were outstanding.

BERNSTEIN                 /LEIBSTONE ASSOCIATES, INC.
CONSOLIDA                      TED BALANCE SHEET
SEPTEMBER                           30, 1996



ASSETS
                                CURRENT ASSETS:
   Cash                                                $       4,343
   Trading Securities, at fair value                         272,238
   Accounts Receivable, less allowance for
      doubtful accounts of $90,000                           696,623
   Inventories                                               794,353
   Deferred Tax Asset, net of valuation allowance               -
   Other Current Assets                                       76,485
                                                           1,844,042

PROPERTY & EQUIPMENT, at cost:
   Manufacturing Equipment                                   875,705
   Leasehold Improvements                                    152,395
   Furniture, Fixtures & Office Equipment                     94,833
   Vehicles                                                   29,989
                                                           1,152,922
   Less accumulated depreciation and amortization           (276,965)
                                                             875,957
OTHER ASSETS:
   License Fee, net of accumulated amortization              322,292
   Notes Receivable                                           81,663
   Investments                                                45,000
   Deferred Tax Asset, net of valuation allowance               -
   Due from Officer                                          271,201
   Other                                                      35,933
                                                             756,089

          Total Assets                                 $   3,476,088







See accompanying notes to condensed consolidated financial statements.


BERNSTEIN/LEIBSTONE ASSOCIATES, INC.
CONSOLIDATED BALANCE SHEETS
 SEPTEMBER 30, 1996
      (Continued)


LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts Payable                                    $   1,450,718
   Deposits Payable                                           60,627
   Note Payable                                              250,000
   Accrued Expenses                                          256,340
                                                           2,017,685


MINORITY INTEREST                                            865,978


SHAREHOLDERS' EQUITY:
   Common Stock, $.01 par value; 20,000,000
     shares authorized,  17,391,700 share
     issued and outstanding                                  173,917
   Additional Paid-in Capital                              1,335,016
   Accumulated (Deficit)                                    (916,508)
                                                             592,425

     Total Liabilities & Shareholders Equity           $   3,476,088









See accompanying notes to condensed consolidated financial statements.





BERNSTEIN/LEIBSTONE ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS


                         Three months ended            Six months ended
                             September 30,               September 30,
                        1996           1995         1996           1995
Net Sales           $  2,877,503   $  1,059,890 $  5,006,505    $ 1,296,271

Cost of Sales          2,112,104        809,364    3,893,707      1,018,472
                         765,399        250,526    1,112,798        277,799

Selling, General
 and Administrative
 Expenses                757,173        511,856    1,320,929        696,175

(Income) Loss from
 Operations               (8,226)       261,330      208,131        418,376

Other Expense (Income):
 Interest Income         (4,716)       (17,982)       (28,057)     (19,968)
 Interest Expense         4,764           -             8,512         -
 Net Realized (Gain)
  Loss on Trading
  Securities              3,915           -           (48,066)        -
 Net Holding Loss
  on Trading
  Securities            116,180           -            158,569        -
 Other, net                (202)        (4,695)        (6,097)      (4,712)
                        119,941        (22,677)        84,861      (24,680)
Net Loss Before
 Income Taxes and
 Minority Interest      111,715        238,653        292,992      393,696

Benefit for
 Income Taxes              -              -              -            -

Minority Interest       (27,256)       105,488         72,719      152,181

Net Loss           $    138,971    $   133,165     $  220,273  $   241,515

Net Loss per Share $        .01    $       .01     $      .01  $       .02


Weighted Average
Common  Shares
Outstanding              17,391,700     16,812,352     17,391,700  15,061,645



See accompanying notes to condensed consolidated financial statements.

BERNSTEIN/LEIBSTONE ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Six months ended
                                                        September 30
                                                   1996            1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                     $   (220,273)   $   (241,515)
  Adjustments to reconcile net (loss)
   to net cash provided by (used in)
   operating activities:
   Minority Interest                                (72,719)       (152,181)
   Depreciation and Amortization                    100,208          65,097
   (Increase) in Trading Securities                (272,238)           -
   (Increase) in Accounts Receivable               (296,831)       (132,195)
   (Increase) in Inventories                       (133,986)        (46,482)
   (Increase) Decrease in Other Assets              (54,070)         19,898
   Increase in Accounts and Deposits Payable        464,260          37,826
   (Decrease) Increase in Accrued Expenses          (44,480)        126,114
   Common stock of majority owned subsidiary
     issued in exchange for services                   -             22,953

     Net cash (used in) operating activities       (530,129)       (300,485)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Property and Equipment               (366,562)       (126,328)
  (Increase) in Notes Receivable                    (72,315)           -
  Repayments on Notes Receivable and Investments     979,000           -
    (Increase) in Due from Officer                 (130,803)        (13,872)

     Net cash (used in) investing activities        409,320        (140,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in Notes Payable                         100,000            -
  Proceeds from issuance of common stock by
    majority owned subsidiary                        10,695         576,438
  Cash acquired in acquisition of Clearshield          -              6,484

     Net cash provided by financing activities      110,695         582,922

NET INCREASE (DECREASE) IN CASH                     (10,114)        142,237

CASH, AT BEGINNING OF PERIOD                         14,457           5,488

CASH, AT END OF PERIOD                         $      4,343    $    147,725







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


2. TRADING SECURITIES

   Trading securities are accounted for in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". This accounting standard requires trading securities to be recorded at fair value with any holding gains or losses included in earnings.


3. NOTES RECEIVABLE

   On May 22, 1996, the Company, William Leibstone Associates, Inc.("WLAI"), William Leibstone and TTSB, Ltd., an Ohio limited liability company ("TTSB") entered into an agreement whereby TTSB purchased the WLAI note payable to the Company dated July 14, 1995 in the amount of $941,348, in exchange for a note from TTSB in the amount of $1,013,663. The TTSB note bears interest at the rate of 9% per annum, payable semi-annually, is due on May 22, 1998 and is secured by a pledge of 506,000 shares of stock in the Company assigned to TTSB by William Leibstone, which shares are being held by a financial intermediary on behalf of the Company. Under the terms of the Stock Pledge Agreement of the same date between the Company and TTSB, the Company can request partial prepayments of the note, which prepayments will be made with the proceeds of sales of the pledged shares. TTSB shall not be obligated to sell the pledged shares or make the prepayment unless it receives at least $2.28 per share for the first 200,000 shares and $2.50 for the remaining shares. The Company receives the first $2.00 per share as prepayment on the note. As of September 30, 1996, TTSB has sold 469,000 of the pledged shares, making prepayments on the note totalling $938,000.

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

   Under the terms of the Stock Pledge Agreement of the same date between the Company and TTSB, the Company can request partial prepayments of the note, which prepayments will be made with the proceeds of sales of the pledged shares. TTSB shall not be obligated to sell the pledged shares or make the prepayment unless it receives at least $2.28 per share for the first 200,000 shares and $2.50 for the remaining shares. The Company receives the first $2.00 per share as prepayment on the note. As of September 30, 1996, TTSB has sold 469,000 of the pledged shares, making prepayments on the note totalling $938,000.

   The Company used a portion of its available cash to invest in trading securities. While this activity generated a positive return in the first quarter, declining values resulted in unrealized holding losses for the second quarter.

   Demand for the Company's Clearshield products have exceeded supply necessitating the purchase of additional manufacturing equipment to increase
the Company's production capacity.   The Company has acquired equipment for
four additional production lines and brought one of these lines on stream during the second quarter. The Company had only two production lines in operation entering this hurricane season, currently has three production lines in operation, and plans to have six plastic extrusion lines available for next season.


   In July 1996, Dade County rescinded the Company's product approval under Dade County Building Codes. While this caused a drop in sales in Dade County, product was distributed to other areas where the Dade County approval is not required. The negative publicity and customer confusion this generated, along with a softer than expected hurricane season, caused a slowness in collections and a higher end of season inventory level than anticipated.

   All of these factors have contributed to a tight liquidity position as the Company enters its off season.


Results of Operations

   The second quarter saw continued sales growth when compared to the prior year. Net sales for the quarter ended September 30, 1996 increased by $1,817,613 or 170% compared to the quarter ended September 30, 1995. Improved sales were directly related to an increase of production capacity compared to the prior year. Additionally, the Company has developed an export market for its product with export sales accounting for approximately 17% of sales for the quarter. In spite of the confusion surrounding our Dade County product approval, the product is well accepted and regarded by the marketplace. Since the end of the quarter, the Company has received product approval from Broward and Palm Beach Counties, has applied for approval with the Southern Building Code Congress and anticipates receiving a reinstatement of it's Dade County approval during the third quarter.

   Net sales for the six months ended September 30, 1996 increased by $3,710,234 or 286% compared to the six months ended September 30, 1995. The continued growth in sales is a result of expanding customer awareness at the retail level, purchased by the do-it-yourselfer through the national home improvement chain, or purchased by the homeowner from our growing dealer network, and the increased production capacity necessary to support these sales.

   The improvement in sales and production capacity enabled the Company to better leverage its manufacturing costs and fixed overhead resulting in an increase in margins for the quarter and year to date. For the three months ended September 30, 1996, gross profit margins were 26.6% compared to 23.6% for the three months ended September 30, 1995. Gross profit margins were 22.2% and 21.4% for the six months ended September 30, 1996 and 1995,
respectively.   Improved margins in the installation business during the
quarter contributed to the improvement. While some softness in margins is expected in the off season, further improvement in margins is anticipated as additional production capacity is brought on line for next season.

   During the past quarter, the Company found it necessary to expand it's administrative ranks to better manage the business and position it for future growth. With these additional costs, selling, general and administrative expenses have declined as a percentage of sales from 48.3% to 26.3% for the three months ended September 30, 1996 and 1995, respectively. For the six months ended September 30, 1996, selling general and administrative costs were 26.4% of sales compared to 53.7% for the six months ended September 30, 1995.

   As a result of the above discussed operating improvements, the Company reported it's first quarterly operating profit. The Company continues to experience growing pains as seasonal demand outpaces supply and its resources are stretched. The Company is evaluating additional products to expand it's existing lines and reduce its reliance on a seasonal product.




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


   BERNSTEIN/LEIBSTONE ASSOCIATES, INC.


   By:  /s/ Darrell Peterson                   Date:   November 14, 1996
       Darrell Peterson, Chief Executive Officer