Form 10QSB
period 1996-12-31
BERNSTEIN LEIBSTONE ASSOCIATES INC /NY/
filed 1997-02-18
CIK 849343

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM  10-QSB

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                     1934

     For the quarterly period ended December 31, 1996


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



As of December 31, 1996, 17,391,700 shares of the registrant's common stock were outstanding.




BERNSTEIN/LEIBSTONE ASSOCIATES, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1996



ASSETS
                                CURRENT ASSETS:
  Cash                                                 $       2,305
  Trading Securities, at fair value                           87,869
  Accounts Receivable, less allowance for
    doubtful accounts of $65,000                             152,712
  Inventories                                                809,606
  Deferred Tax Asset, net of valuation allowance                -
  Other Current Assets                                        60,500
                                                           1,112,992

PROPERTY & EQUIPMENT, at cost:
  Manufacturing Equipment                                    917,772
  Leasehold Improvements                                     182,066
  Furniture, Fixtures & Office Equipment                      95,633
  Vehicles                                                    29,989
                                                           1,225,460
  Less accumulated depreciation and amortization            (328,298)
                                                             897,162
OTHER ASSETS:
  License Fee, net of accumulated amortization               317,917
  Notes Receivable                                            81,663
  Investments                                                 45,000
  Deferred Tax Asset, net of valuation allowance                -
  Due from Officer                                           334,011
  Other                                                       35,933
                                                             814,524

          Total Assets                                 $   2,824,678







See accompanying notes to condensed consolidated financial statements.



BERNSTEIN/LEIBSTONE ASSOCIATES, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996
(Continued)


LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts Payable                                     $   1,599,104
  Deposits Payable                                            34,194
  Note Payable                                               250,000
  Accrued Expenses                                           178,387
                                                           2,061,685


MINORITY INTEREST                                            683,886


SHAREHOLDERS' EQUITY:
  Common Stock, $.01 par value; 20,000,000
    shares authorized,  17,391,700 share
    issued and outstanding                                   173,917
  Additional Paid-in Capital                               1,335,016
  Accumulated (Deficit)                                   (1,429,826)
                                                              79,107

     Total Liabilities & Shareholders Equity           $   2,824,678









See accompanying notes to condensed consolidated financial statements.





BERNSTEIN/LEIBSTONE ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS


                          Three months ended         Nine months ended
                             December 31,                December 31,
                          1996           1995         1996          1995
Net Sales             $   251,632    $   822,479  $ 5,258,137   $ 2,118,750

Cost of Sales             357,357        767,291    4,251,064     1,785,763
                         (105,725)        55,188    1,007,073       332,987

Selling, General
 and Administrative
 Expenses                 471,503        409,206    1,792,432     1,105,381
Loss from Operations      577,228        354,018      785,359       772,394

Other Expense (Income):
 Interest Income           (3,875)       (21,927)     (31,932)      (41,895)
 Interest Expense           4,764          7,577       13,276         7,577
 Net Realized (Gain)
  Loss on Trading
  Securities               44,914           -          (3,152)         -
 Net Holding Loss
  on Trading
  Securities               72,379           -         230,948          -
 Other, net                  -            (9,388)      (6,097)      (14,100)
                          118,182        (23,738)     203,043       (48,418)
Net Loss Before
 Income Taxes and
 Minority Interest        695,410        330,280      988,402       723,976

Benefit for
 Income Taxes                -              -            -             -

Minority Interest         182,092        136,339      254,811       288,520

Net Loss              $   513,318    $   193,941  $   733,591   $   435,456

Net Loss per Share    $       .03    $       .01  $       .04   $       .03


Weighted Average
Common  Shares
Outstanding            17,391,700     17,391,700   17,391,700    15,841,154



See accompanying notes to condensed consolidated financial statements.




BERNSTEIN/LEIBSTONE ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    Nine months ended
                                                       December 31
                                                   1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                     $   (733,591) $   (435,456)
  Adjustments to reconcile net (loss)
   to net cash provided by (used in)
   operating activities:
    Minority Interest                              (254,811)     (288,520)
    Depreciation and Amortization                   155,917       102,578
    (Increase) in Trading Securities                (87,869)         -
    Decrease (Increase) in Accounts
      Receivable                                    247,080      (216,054)
    (Increase) in Inventories                      (149,239)     (836,594)
    (Increase) Decrease in Other Assets             (38,085)       18,150
    Increase in Accounts and Deposits Payable       586,213       669,164
    (Decrease) Increase in Accrued Expenses        (122,433)      153,347
    Common stock of majority owned subsidiary
      issued in exchange for services                  -           26,333

      Net cash (used in) operating activities      (396,818)     (807,052)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Property and Equipment               (439,101)     (273,099)
  (Increase) in Notes Receivable                    (72,315)         -
  Repayments on Notes Receivable
    and Investments                                 979,000          -
  (Increase) in Due from Officer                   (193,613)      (11,500)

      Net cash (used in) investing activities       273,971      (284,599)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in Notes Payable                         100,000          -
  Proceeds from issuance of common stock by
    majority owned subsidiary                        10,695     1,099,417
  Cash acquired in acquisition of Clearshield          -            6,484

      Net cash provided by financing
        activities                                  110,695     1,105,901

NET INCREASE (DECREASE) IN CASH                     (12,152)       14,250

CASH, AT BEGINNING OF PERIOD                         14,457         5,488

CASH, AT END OF PERIOD                         $      2,305  $     19,738




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


3.  NOTES RECEIVABLE

    On May 22, 1996, the Company, William Leibstone Associates, Inc.("WLAI"), William Leibstone and TTSB, Ltd., an Ohio limited liability company ("TTSB") entered into an agreement whereby TTSB purchased the WLAI note payable to the Company dated July 14, 1995 in the amount of $941,348, in exchange for a note from TTSB in the amount of $1,013,663. The TTSB note bears interest at the rate of 9% per annum, payable semi-annually, is due on May 22, 1998 and is secured by a pledge of 506,000 shares of stock in the Company assigned to TTSB by William Leibstone, which shares are being held by a financial intermediary on behalf of the Company. Under the terms of the Stock Pledge Agreement of the same date between the Company and TTSB, the Company can request partial prepayments of the note, which prepayments will be made with the proceeds of sales of the pledged shares. TTSB shall not be obligated to sell the pledged shares or make the prepayment unless it receives at least $2.28 per share for the first 200,000 shares and $2.50 for the remaining shares. The Company receives the first $2.00 per share as prepayment on the note. As of December 31, 1996, TTSB has sold 469,000 of the pledged shares, making prepayments on the note totalling $938,000.



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

    Under the terms of the Stock Pledge Agreement of the same date between the Company and TTSB, the Company can request partial prepayments of the note, which prepayments will be made with the proceeds of sales of the pledged shares. TTSB shall not be obligated to sell the pledged shares or make the prepayment unless it receives at least $2.28 per share for the first 200,000 shares and $2.50 for the remaining shares. The Company receives the first $2.00 per share as prepayment on the note. As of December 31, 1996, TTSB has sold 469,000 of the pledged shares, making prepayments on the note totalling $938,000.

    The Company used a portion of its available cash to invest in trading securities. While this activity generated realized gains, declining values resulted in unrealized holding losses for the quarter and year to date.

    Demand for the Company's Clearshield products during the past two hurricane seasons have exceeded supply necessitating the purchase of additional manufacturing equipment to increase the Company's production
capacity.   The Company has acquired equipment for four additional production lines, bringing one of these lines on stream during the second quarter and completing installation of a second line in the third quarter. The Company had only two production lines in operation entering this past hurricane season, currently has four lines on stream, and plans to have six plastic extrusion lines available for next season.


    Because of the highly seasonal nature of hurricane protection products, the Company is researching additional products to reduce it's reliance on a seasonal product. During the third quarter, the Company's Clearshield subsidiary began research and development of a new plastic lumber line. The production process utilizes Clearshield's existing extrusion capabilities and will provide the Company with a product line with year-round sales capability and a broad market potential. The Company plans to market this product on a national basis through its present distribution system. Introduction of the plastic lumber line is planned for the fourth quarter.

    During the third quarter, the Company formed ST Telecom Corp., a wholly owned subsidiary to explore opportunities in the telecommunications industry. The initial opportunities are prepaid long distance cards and prepaid cellular service cards. This subsidiary had limited activity during the quarter. Additionally, at the end of the quarter the Company announced that it will begin selling hurricane products on a factory direct basis through a new subsidiary, Storm Depot of Florida, Inc. The first Storm Depot location will open in February 1997.

    All of these factors have contributed to a tight liquidity position during the off season. The Company anticipates an improvement in its liquidity in the fourth quarter as the major retailers begin to order product for the upcoming hurricane season.


Results of Operations

    In July 1996, Dade County rescinded the Company's product approval under Dade County Building Codes. The product approval was reinstated in December 1996. The negative publicity and customer confusion this generated, along with a quicker ending to the selling season resulted in limited sales for the third quarter. The 1996 hurricane season, which ended in November, was less active than the 1995 season. There were 13 named storms in the 1996 season versus 19 the prior season. A more active season creates greater customer awareness of the need for hurricane protection. Net sales for the quarter ended December 31, 1996 decreased 69% compared to the quarter ended December 31, 1995. The Company ceased production in October to reduce variable costs and prevent an unnecessary buildup of inventories. Because of unfavorable manufacturing variances as a result of fixed manufacturing costs, the Company experienced a negative gross profit for the third quarter.

    Net sales for the nine months ended December 31, 1996 increased by $3,139,387 or 148% compared to the nine months ended December 31, 1995. The growth in sales is a result of expanding customer awareness at the retail level, purchased by the do-it-yourselfer through a national home improvement chain, or purchased by the homeowner from our growing dealer network. The improvement in sales enabled the Company to better leverage its manufacturing costs and fixed overhead resulting in an increase in gross margins on a year to date basis. Gross profit margins were 19.1% for the nine months ended December 31, 1996 compared to 15.7% for the nine months ended December 31, 1995. Further improvement in margins is anticipated during the next fiscal year as additional production capacity is brought on line for next season.

    Looking to next season, the Company currently has approvals to sell its' products in Dade, Broward and Palm Beach Counties and has applied for approval with the Southern Building Code Congress. These are the only counties that currently have a product approval program. Additionally, the Company is expanding it's product line to offer all forms of hurricane shutters, including steel and aluminum panels, and accordion shutters. All of these products will meet the product approval requirements of the above mentioned counties. These additional products compliment the existing line and will enable the Company to better service the consumer and our dealer network.

    During the past two quarters, the Company found it necessary to expand it's administrative ranks to better manage the business and expand it's product offerings for next season. With these additional costs, selling, general and administrative expenses increased by $62,297 or 15.2% for the quarter ended December 31, 1996 versus the quarter ended December 31, 1995. On a year-to-date basis, selling general and administrative expenses have declined as a percentage of sales to 34.1% for the nine months ended December 31, 1996 versus 52.2% for the nine months ended December 31, 1995.

    The Company continues to experience growing pains due to the highly seasonal nature of it's products and the need to invest in additional capacity and products to meet it's needs.




                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

    Previously reported on Form 10-K for the year ended March 31, 1996.


Item 4.  Submission of Matters to a Vote of Security Holders

    The annual meeting of shareholders was held on December 18, 1996. The following matters were submitted to a vote of the shareholders and approved by a majority of the shareholders:

    1. Current directors of the Company were elected to continue in their respective positions for the coming year.

    2.  Changing the name of the Company to SafeTech Industries Inc.

    3. Approval of Michaelson & Co. P.A. as the Company's auditors for the year ending March 31, 1997.

    4. Reservation of 500,000 shares of the Company's stock for a stock option plan for management and key employees of the Company.



Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits
        27.  Financial Data Schedule


(b) Reports on Form 8-K
        None







                                   SIGNATURES


    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


    BERNSTEIN/LEIBSTONE ASSOCIATES, INC.


    By:  /s/ Darrell Peterson                     Date:  February 13, 1997
        Darrell Peterson, Chief Executive Officer