Form 10-Q/A
period 1995-09-30
BERNSTEIN LEIBSTONE ASSOCIATES INC /NY/
filed 1997-02-26
CIK 849343

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM  10-Q/A
                                    AMENDED

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

     For the quarterly period ended September 30, 1995

                        Commission file number  0-17774

                      BERNSTEIN/LEIBSTONE ASSOCIATES, INC.
             (Exact name of registrant as specified in its charter)

            New York                                   11-1996121
     (State of Incorporation)           (IRS Employer Identification Number)

     2001-A Australian Avenue, Riviera Beach, Florida          33404
          (Address of principal executive offices)          (Zip Code)

     5601 Corporate Way, Suite 320, West Palm Beach, Florida        33407
        (Former address of principal executive offices)          (Zip Code)

     Registrant's telephone number, including area code: (561) 844-2442


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    YES:  X   NO:     .


As of September 30, 1995, 17,391,700 shares of the registrant's common stock were outstanding



BERNSTEIN/LEIBSTONE ASSOCIATES, INC.
CONSOLIDATED BALANCE SHEETS


                                             September 30,     March 31,
                                                1995             1995
ASSETS
         CURRENT ASSETS:
  Cash                                       $    147,725   $      5,488
  Accounts Receivable, less allowance for
    doubtful accounts of $48,000 at
    September 30, 1995 and $ 0 at
    March 31, 1995                                170,194          9,746
  Notes Receivable                                973,348        108,515
  Inventories                                      77,119         10,637
  Other Current Assets                              9,478          3,193
                                                1,377,864        137,579

PROPERTY & EQUIPMENT, at cost:
  Manufacturing Equipment                         378,448         10,218
  Leasehold Improvements                          104,291          4,972
  Furniture, Fixtures & Office Equipment           75,377         30,813
  Vehicles                                         22,610           -
                                                  580,726         46,003
  Less accumulated depreciation
    and amortization                             (119,294)        (9,371)
                                                  461,432         36,632
OTHER ASSETS:
  License Fee, net of accumulated
    amortization                                  339,792           -
  Investments                                      60,000           -
  Deferred Tax Asset, net of
    valuation allowance                              -              -
   Due from Officer                                60,560         27,203
   Other                                           17,457          6,322
                                                  477,809         33,525

          Total Assets                      $   2,317,105  $     207,736





See accompanying notes to condensed consolidated financial statements.


BERNSTEIN/LEIBSTONE ASSOCIATES, INC.
CONSOLIDATED BALANCE SHEETS
(Continued)


                                             September 30,     March 31,
                                                1995             1995
LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts Payable                           $     74,871   $     13,352
  Deposits Payable                                124,678           -
  Note Payable                                    200,000           -
  Accrued Expenses                                220,912          2,857
                                                  620,461         16,209


MINORITY INTEREST                                 557,929           -


SHAREHOLDERS' EQUITY:
  Common Stock, $.01 par value; 20,000,000
    shares authorized,  17,391,700 shares
    issued and outstanding at
    September 30, 1995                            173,917           -
  Common Stock, no par value, 20,000,000
    shares authorized, 4,220,000 shares
    issued and outstanding at March 31, 1995         -           320,230
  Additional Paid-in Capital                    1,335,016           -
  Accumulated (Deficit)                          (370,218)      (128,703)
                                                1,138,715        191,527

     Total Liabilities & Shareholders Equity $  2,317,105   $    207,736









See accompanying notes to condensed consolidated financial statements.




BERNSTEIN/LEIBSTONE ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS



                            Three months ended           Six months ended
                               September 30,                September 30,
                             1995          1994          1995         1994
Net Sales               $  1,059,890  $       -     $  1,296,271 $       -

Cost of Sales                809,364          -        1,018,472         -
                             250,526          -          277,799         -

Selling, General
  and Administrative
  Expenses                   511,856          -          696,175         -

   Loss from Operations      261,330          -          418,376         -

Other Expense (Income):
  Interest Income            (17,982)                    (19,968)
  Interest Expense              -                           -
  Other, net                  (4,695)                     (4,712)
                             (22,677)         -          (24,680)        -

   Net Loss Before
     Income Taxes and
     Minority Interest       238,653          -          393,696        -

Benefit for Income Taxes        -             -             -           -

Minority Interest            105,488          -          152,181        -

    Net Loss            $    133,165  $       -     $    241,515 $      -

    Net Loss per Share  $        .01  $       -     $        .02 $      -


Weighted Average Common
    Shares Outstanding    16,812,352          -       15,061,645        -


See accompanying notes to condensed consolidated financial statements.



BERNSTEIN/LEIBSTONE ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                  Six months ended
                                                    September 30,
                                                 1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                   $   (241,515)  $       -
  Adjustments to reconcile net (loss) to
    net cash provided by (used in)
    operating activities:
     Minority Interest                           (152,181)
     Depreciation and Amortization                 65,097
     (Increase) in Accounts Receivable           (132,195)
     (Increase) in Inventories                    (46,482)
     Decrease in Other Assets                      19,898
     Increase in Accounts and Deposits Payable     37,826
     Increase in Accrued Expenses                 126,114
     Common stock of majority owned subsidiary
       issued in exchange for services             22,953

         Net cash (used in) operating
           activities                            (300,485)          -

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Property and Equipment             (126,328)
  (Increase) in Notes Receivable                     -
  (Increase) in Due from Officer                  (13,872)

         Net cash (used in) investing
           activities                            (140,200)          -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Common Stock             -
  Proceeds from issuance of common stock by
      majority owned subsidiary                   576,438
  Cash acquired in acquisition of Clearshield       6,484

         Net cash provided by financing
           activities                             582,922           -

NET INCREASE (DECREASE) IN CASH                   142,237           -

CASH, AT BEGINNING OF PERIOD                        5,488           -

CASH, AT END OF PERIOD                       $    147,725   $       -


See accompanying notes to condensed consolidated financial statements.


BERNSTEIN/LEIBSTONE ASSOCIATES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company
     On July 7, 1995, Bernstein/Leibstone Associates, Inc.(the "Company"), Archway Capital, Inc. ("Archway") and William Leibstone Associates, Inc. ("WLAI"), an entity owned by the former majority stockholder of the Company, entered into an agreement to exchange shares of the Company's common stock for shares of Archway's common stock on a one-for-one basis. On July 14, 1995, all 13,291,700 outstanding shares of Archway were exchanged by the shareholders for restricted shares issued by the Company In connection with the above referenced agreement, the Company sold the net operating assets of its textile and packaging divisions to WLAI.
     WLAI issued a note to the Company in the amount of $941,348 which is secured by 1,100,000 shares of stock of the Company owned by William Leibstone. The note is for a term of three years and bears interest at the rate of 9% per annum, compounded quarterly. The fair value of the Company as acquired was determined to be its net book value considering the values of the securities exchanged and the agreement to sell the net operating assets of the former operating divisions.

     Archway was formed on September 20, 1994. As such, the consolidated financial statements for the periods ended September 30, 1994 cover only the ten day period since formation, in which no activity took place.

     Archway is a holding company that was formed for the purpose of investing in other businesses and providing management expertise in such subsidiaries with the intention of developing new products, ideas and techniques in areas of business clearly identified as unique or niche markets. In October 1994, International Fire Safety Products, Inc., a wholly owned subsidiary, was organized for the purpose of manufacturing retardant technology products in a variety of forms.

     Effective April 1, 1995, Archway acquired a majority interest in Clearshield, a Florida corporation in the business of manufacturing clear polycarbonate hurricane protection panels, utilizing a three-for-one share exchange. Archway issued 9,071,700 shares to the shareholders of Clearshield in exchange for 3,023,900 shares of Clearshield which equaled 69% of the then issued and outstanding shares of Clearshield. The fair value of the shares issued for the interest in Clearshield was determined to be the net book value of the interest acquired.

     The acquisitions of the Company and Clearshield by Archway have been accounted for using the purchase method in accordance with APB Opinion No. 16. Accordingly, the accompanying Statements of Operations include the results of operations for the Company and Clearshield from their respective acquisition dates.

     The consolidated financial statements include the accounts of Archway, its wholly and majority owned subsidiaries, and the Company from the date of its acquisition. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements are not audited, but include all adjustments which management considers necessary for fair presentation. The results for the interim period are not necessarily indicative of the results for the entire fiscal year.

     Pro forma results of operations for the periods ended September 30, 1994, are not presented as quarterly financial information was not prepared by Clearshield. Refer to Form 8-K dated July 14, 1995 which contains pro forma financial statements for the year ended March 31, 1995.


Accounts Receivable
     The Company's Clearshield of Palm Beach County, Inc. subsidiary uses the completed contract method of accounting for financial reporting purposes. Revenues and costs are recognized when the contract is substantially completed. Most contracts are of short duration taking only a few days once the work commences. Contract deposits are recorded as a liability until the contract is substantially completed. Costs incurred on contracts in progress are not material at September 30, 1995.


Inventories
     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories by major class are as follows:

                                      September 30,    March 31,
                                          1995           1995
          Raw Materials               $      -        $     -
          Finished Goods                   77,119         10,637
                                      $    77,119     $   10,637

Property and Equipment
     Property and equipment is recorded at cost and depreciated using the straight line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of the estimated life of the asset or the term of the lease. Depreciable lives by asset class are as follows:

          Manufacturing Equipment                 3 to 7 years
          Leasehold Improvements                  3 to 4 years
          Furniture, Fixtures & Office Equipment  5 to 7 years
          Vehicles                                   5 years




License Fee
     The Company's Clearshield subsidiary has entered into a License Agreement with Clearshield Inc., an affiliate through common shareholders, providing exclusive rights to manufacture and distribute a patented hurricane shutter system throughout the state of Florida. The cost of the License was $350,000 and is being amortized over the twenty year life of the agreement. Additionally, the License Agreement provides for the payment of a royalty based on sales of the patented product.


Income Taxes
     Income taxes are provided for the tax effects of transactions reported in the financial statements in accordance with Financial Accounting Standard No. 109, "Accounting for Income Taxes". This accounting standard requires the asset and liability method of accounting for income taxes and the recognition of future tax benefits measured by enacted tax rates attributed to deductible temporary differences, net operating loss carryforwards and tax credits to the extent that realization of such benefits is more likely than not. For tax return purposes, the Company and each of its subsidiaries have net operating loss carryforwards that expire beginning in the year 2010. Due to limitations on the utilization of loss carryforwards and the uncertainty that the Company and its subsidiaries will be able to utilize the temporary differences to offset future taxable income, a 100% valuation allowance has been recorded.



2.   NOTES PAYABLE

     Notes payable at September 30, 1995 consists of a note payable to Clearshield, Inc. amounting to $150,000 and a note payable to a shareholder amounting to $50,000. The Clearshield, Inc. note represents a portion of the cost of the License Agreement with the Company's Clearshield subsidiary and provides for payment in twelve monthly installments commencing in October 1995 with interest at eight percent. The shareholder note was converted to common stock after the end of the quarter.



3.   LITIGATION

     The Company's Clearshield subsidiary is a party in a lawsuit entitled Clear Investments, Inc. v. Clearshield Manufacturing Corp., Case No. CL 94-5898 AF. now pending in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, where a former director and attorney for Clearshield, through his company, Clear Investments, Inc. has filed suit to receive 600,000 shares of stock of Clearshield that were originally allocated to him in May 1994. Subsequent to that time, the former director and attorney resigned from Clearshield as director and attorney. The Company has retained counsel and believes they have a meritorious defense to the allegations contained in the complaint.

     Not withstanding the above, in September 1996, settlement in principe was reached in this matter, subject to documentation and execution of a settlement agreement. A motion was filed to abate the case and the court has entered an order closing the file for administrative purposes, while retaining jurisdiction for the purpose of enforcing the settlement. No adjustments have been made in the accompanying condensed financial statements regarding this matter.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     On July 7, 1995, Bernstein/Leibstone Associates, Inc.(the "Company"), Archway Capital, Inc. ("Archway") and William Leibstone Associates, Inc. ("WLAI"), an entity owned by the former majority stockholder of the Company, entered into an agreement to exchange shares of the Company's common stock for shares of Archway's common stock on a one-for-one basis. Effective April 1, 1995, Archway acquired a 69% majority interest in Clearshield Manufacturing Corp., a Florida corporation in the business of manufacturing clear polycarbonate hurricane protection panels, utilizing a three-for-one share exchange.

     The acquisitions of the Company and Clearshield by Archway have been accounted for using the purchase method in accordance with APB Opinion No. 16. Accordingly, the accompanying Condensed Consolidated Financial Statements are those of Archway, including the results of operations for the Company and Clearshield from their respective acquisition dates.

     Archway was formed on September 20, 1994. As such, the condensed consolidated financial statements for the periods ended September 30, 1994 cover only the ten day period since formation, in which no activity took place. As such, period to period comparisons of the Company's financial results are not available. This discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this Form 10-Q and Form 8-K dated July 14, 1995.

Liquidity and Capital Resources
     As a result of the above discussed acquisitions, the Company's working capital increased from $121,370 at March 31, 1995 to $757,403 at September 30,
1995.   The Company owns all of its manufacturing equipment, leasing only its facilities. The Company's only debt is an unsecured note payable to Clearshield, Inc., an affiliate through common stockholders, related to the License Agreement to manufacture the Clearshield product, and a note to a shareholder, which was converted to common stock after the end of the quarter.

     The Company anticipates a tight liquidity position for the near future as it invests its resources in expanding its manufacturing capacity, supporting its increasing working capital needs and funding its operating losses.
Because of the strong positive acceptance of the Company's product by the marketplace, the Company was unable to meet the demand during the past hurricane season with a single production line. Proceeds of the Clearshield offering are being used to add a second production line for next season..

Results of Operations
     As indicated above, there are no comparable results for the quarter ended September 30, 1994 as Archway had just been formed. The six months ended September 30, 1995 reflects the inaugural hurricane season for the Clearshield products. Developed in the spring of 1994, there was only limited distribution of the products during the 1994 hurricane season. During the current season, the dealer base for the products increased and the Company began to sell the products through a limited number of stores in a national home improvement chain, targeting the do-it-yourself market. The marketplace has been very receptive to the products with demand exceeding production capacity. The Company anticipates continued growth in sales as it expands its dealer base, the geographic distribution of its products, and increases the number of stores in the national home improvement chain. Sales to date have been predominately in the South Florida area. Additional markets include the islands of the Caribbean, Mexico and the eastern and southern coastal areas of the United States. All of these areas are susceptible to hurricanes and therefore have a need for the Company's products.

     During the six months ended September 30, 1995, the Company completed the development of a colored hurricane panel which is more cost competitive with alternate products than the clear panel sold by the Company. The Company also incurred sizeable costs in developing the point of sale displays and promotional materials needed to sell its products through home improvement stores. These development costs will not repeated as sales expand.

     Interest income primarily is from interest on the note received in the sale of the Company's former packaging and textile divisions.


                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     The Company's Clearshield subsidiary is a party in a lawsuit entitled Clear Investments, Inc. v. Clearshield Manufacturing Corp., Case No. CL 94-5898 AF. now pending in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, where a former director and attorney for Clearshield, through his company, Clear Investments, Inc. has filed suit to receive 600,000 shares of stock of Clearshield that were originally allocated to him in May 1994. Subsequent to that time, the former director and attorney resigned from Clearshield as director and attorney. The Company has retained counsel and believes they have a meritorious defense to the allegations contained in the complaint.

     Not withstanding the above, in September 1996, settlement in principe was reached in this matter, subject to documentation and execution of a settlement agreement. A motion was filed to abate the case and the court has entered an order closing the file for administrative purposes, while retaining jurisdiction for the purpose of enforcing the settlement.


Item 2.  Changes in Securities

     None

Item 3.  Defaults Upon Senior Securities

     None


Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended September 30, 1995.


Item 5.  Other Information

     None


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit No.              Description
          11        Statement regarding computation of per share earnings
          27        Financial Data Schedule


(b)  Reports on Form 8-K
          Form 8-K dated July 14, 1995 has been filed concerning the business combination between the Company and Archway Capital, Inc., the change in control of the Company and the disposition of the former textile and packaging divisions of the Company.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     BERNSTEIN/LEIBSTONE ASSOCIATES, INC.


     By:  /s/ Darrell Peterson                       Date:  October 31, 1996
         Darrell Peterson, Chief Executive Officer



                                              Exhibit 11.1

                                  BERNSTEIN/LEIBSTONE ASSOCIATES, INC.
                          FORM 10-Q FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1995

                   Calculation of Weighted Average Number of Common Shares
Outstanding


                           Common        Common
   Weighted Average
                            Share      Shares           Days         Weighted
Average      Number of
                           Activity  Outstanding    Outstanding     Number of
Shares   Shares Outstanding
Balance, September 20, 1994           -

Issuance of common shares       4,220,000     4,220,000      192

Balance, March 31, 1995                       4,220,000        -
               4,220,000

Acquisition of interest
  in Clearshield                9,071,700    13,291,700      104
7,553,753
Business combination
  with Archway                  4,100,000    17,391,700       79
7,507,892

Balance, September 30, 1995                  17,391,700
              15,061,645
