Form 10-Q
period 1995-12-31
BERNSTEIN LEIBSTONE ASSOCIATES INC /NY/
filed 1997-02-26
CIK 849343

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                    FORM  10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1995

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


As of December 31, 1995, 17,391,700 shares of the registrant's common stock were outstanding


BERNSTEIN/LEIBSTONE ASSOCIATES, INC.
CONSOLIDATED BALANCE SHEETS


                                                December 31,     March 31,
                                                   1995            1995
ASSETS
         CURRENT ASSETS:
   Cash                                      $      19,738  $        5,488
   Accounts Receivable, less allowance for
      doubtful accounts of $67,000 at
      December 31, 1995 and $ 0 at
      March 31, 19995                              254,053           9,746
   Notes Receivable                                973,348         108,515
   Inventories                                     867,231          10,637
   Other Current Assets                             11,376           3,193
                                                 2,125,746         137,579

PROPERTY & EQUIPMENT, at cost:
   Manufacturing Equipment                         521,097          10,218
   Leasehold Improvements                          104,291           4,972
   Furniture, Fixtures & Office Equipment           78,249          30,813
   Vehicles                                         23,860            -
                                                   727,497          46,003
   Less accumulated depreciation
     and amortization                             (152,400)         (9,371)
                                                   575,097          36,632
OTHER ASSETS:
   License Fee, net of accumulated
     amortization                                  335,417            -
   Investments                                      60,000            -
   Deferred Tax Asset, net of
     valuation allowance                              -               -
   Due from Officer                                 58,188          27,203
   Other                                            17,307           6,322
                                                   470,912          33,525

          Total Assets                       $   3,171,755  $      207,736






See accompanying notes to condensed consolidated financial statements.


BERNSTEIN/LEIBSTONE ASSOCIATES, INC.
CONSOLIDATED BALANCE SHEETS
(Continued)


                                                December 31,     March 31,
                                                   1995            1995
LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts Payable                          $     720,782  $       13,352
   Deposits Payable                                110,105            -
   Note Payable                                    150,000            -
   Accrued Expenses                                248,145           2,857
                                                 1,229,032          16,209


MINORITY INTEREST                                  997,949            -


SHAREHOLDERS' EQUITY:
   Common Stock, $.01 par value; 20,000,000
     shares authorized,  17,391,700 shares
     issued and outstanding at
     December 31, 1995                             173,917            -
   Common Stock, no par value, 20,000,000
     shares authorized, 4,220,000 shares
     issued and outstanding at
     March 31, 1995                                   -            320,230
   Additional Paid-in Capital                    1,335,016            -
   Accumulated (Deficit)                          (564,159)       (128,703)
                                                   944,774         191,527

     Total Liabilities & Shareholders Equity $   3,171,755  $      207,736









See accompanying notes to condensed consolidated financial statements.




BERNSTEIN/LEIBSTONE ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS



                              Three months ended          Nine months ended
                                 December 31,                December 31,
                             1995         1994           1995          1994

Net Sales                $    822,479 $      3,640     2,118,750 $     3,640

Cost of Sales                 767,291       10,399     1,785,763      10,399
                               55,188       (6,759)      332,987      (6,759)

Selling, General and
  Administrative Expenses     409,206       24,418     1,105,381      24,418

   Loss from Operations       354,018       31,177       772,394      31,177

Other Expense (Income):
  Interest Income             (21,927)      (1,027)      (41,895)     (1,027)
  Interest Expense              7,577         -            7,577        -
  Other, net                   (9,388)      (8,564)      (14,100)     (8,564)
                              (23,738)      (9,591)      (48,418)     (9,591)

   Net Loss Before
     Income Taxes and
     Minority Interest        330,280       21,586       723,976      21,586

Benefit for Income Taxes         -             -            -             -

Minority Interest             136,339         -          288,520        -

   Net Loss              $    193,941 $     21,586   $   435,456 $    21,586

   Net Loss per Share    $        .01 $        .01   $       .03 $       .01


Weighted Average Common
    Shares Outstanding     17,391,700    4,220,000    15,841,154   4,220,000





See accompanying notes to condensed consolidated financial statements.




BERNSTEIN/LEIBSTONE ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   Nine months ended
                                                     December 31,
                                                  1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                   $   (435,456)  $    (21,586)
  Adjustments to reconcile net (loss)
   to net cash provided by (used in)
   operating activities:
   Minority Interest                             (288,520)          -
   Depreciation and Amortization                  102,578          4,126
   (Increase) in Accounts Receivable             (216,054)        (3,370)
   (Increase) in Inventories                     (836,594)        (9,478)
   Decrease (Increase) in Other Assets             18,150        (18,693)
   Increase in Accounts and Deposits Payable      669,164         11,483
   Increase in Accrued Expenses                   153,347          2,600
   Common stock of majority owned subsidiary
     issued in exchange for services               26,333           -

     Net cash (used in) operating activities     (807,052)       (34,918)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Property and Equipment             (273,099)       (39,150)
  (Increase) in Notes Receivable                     -           (91,756)
  (Increase) in Due from Officer                  (11,500)       (10,500)

     Net cash (used in) investing activities     (284,599)      (141,406)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Common Stock             -           320,230
  Proceeds from issuance of common stock by
    majority owned subsidiary                   1,099,417
  Cash acquired in acquisition of Clearshield       6,484           -

     Net cash provided by financing
       activities                               1,105,901        320,230

NET INCREASE (DECREASE) IN CASH                    14,250        143,906

CASH, AT BEGINNING OF PERIOD                        5,488           -

CASH, AT END OF PERIOD                       $     19,738   $    143,906


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

   Archway was formed on September 20, 1994. As such, the consolidated financial statements for the periods ended December 31, 1994 cover only the period from formation, through December 31, 1994.

   Archway is a holding company that was formed for the purpose of investing in other businesses and providing management expertise in such subsidiaries with the intention of developing new products, ideas and techniques in areas of business clearly identified as unique or niche markets. In October 1994, International Fire Safety Products, Inc., a wholly owned subsidiary, was organized for the purpose of manufacturing retardant technology products in a variety of forms. This subsidiary had limited activity in the current year.

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

   Pro forma results of operations for the periods ended December 31, 1994, are not presented as quarterly financial information was not prepared by Clearshield. Refer to Form 8-K dated July 14, 1995 which contains pro forma financial statements for the year ended March 31, 1995.


Accounts Receivable
   The Company's Clearshield of Palm Beach County, Inc. subsidiary uses the completed contract method of accounting for financial reporting purposes. Revenues and costs are recognized when the contract is substantially completed. Most contracts are of short duration taking only a few days once the work commences. Contract deposits are recorded as a liability until the contract is substantially completed. Costs incurred on contracts in progress are not material at December 31, 1995.


Inventories
   Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories by major class are as follows:

                                      December 31,    March 31,
                                         1995           1995
          Raw Materials              $ 328,235            -
          Finished Goods               508,359          10,637
                                     $ 836,594      $   10,637


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



2. NOTES PAYABLE

   Notes payable at December 31, 1995 consists of a note payable to Clearshield, Inc. amounting to $150,000 representing a portion of the cost of the License Agreement with the Company's Clearshield subsidiary. The terms of the note provide for payment in twelve monthly installments commencing in October 1995 with interest at eight percent. No payments have been made on this note as of December 31, 1995.



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

   Archway was formed on September 20, 1994. As such, the consolidated statement of operations for the nine months ended December 31, 1994 includes only the period since formation. As such, period to period comparisons of the Company's financial results are not necessarily meaningful. This discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this Form 10-Q and Form 8-K dated July 14, 1995.

Liquidity and Capital Resources
   As a result of the above discussed acquisitions, the Company's working capital increased from $121,370 at March 31, 1995 to $896,714 at December 31, 1995. The Company owns all of its manufacturing equipment, leasing only its facilities. The Company's only debt is an unsecured note payable to Clearshield, Inc., an affiliate through common stockholders, related to the License Agreement to manufacture the Clearshield product.

   The Company anticipates a tight liquidity position for the near future as it invests its resources in expanding its manufacturing capacity, supporting its increasing working capital needs and funding its operating losses. Because of the strong positive acceptance of the Company's product by the marketplace, the Company was unable to meet the demand during the past hurricane season with a single production line. The Company has added a second production line for the next hurricane season.

Results of Operations
   As indicated above, a direct comparison of the results of operations for the periods ended December 31, 1995 and 1994 may not be meaningful due to the acquisitions discussed above which are included only in the 1995 results of operations. The nine months ended December 31, 1995 reflects the completion of the inaugural hurricane season for the Clearshield products. (The hurricane
season runs from June 1 to November 30.)   Developed in the spring of 1994,
there was only limited distribution of the products during the 1994 hurricane season. During the current season, the dealer base for the products increased and the Company began to sell the products through a limited number of stores in a national home improvement chain, targeting the do-it-yourself market. In spite of continued operating losses, the Company feels the past season was a success. The marketplace was very receptive to the products with demand exceeding production capacity. The Company anticipates continued growth in sales as it expands its dealer base, the geographic distribution of its products, and increases the number of stores in the national home improvement chain from which its products are sold. Sales to date have been predominately in the South Florida area. Additional markets include the islands of the Caribbean, Mexico and the eastern and southern coastal areas of the United States. All of these areas are susceptible to hurricanes and therefore have a need for the Company's products.

   During the nine months ended December 31, 1995, the Company completed the development of a colored hurricane panel which is more cost competitive with alternate products than the clear panel sold by the Company. The Company also incurred sizeable costs in developing the point of sale displays and promotional materials needed to sell its products through home improvement stores. These development costs will not repeated as sales expand.

   Interest income primarily is from interest on the note received in the sale of the Company's former packaging and textile divisions.


                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

   Previously Reported


Item 2.  Changes in Securities

   None

Item 3.  Defaults Upon Senior Securities

   None


Item 4.  Submission of Matters to a Vote of Security Holders

   A special meeting of stockholders was held on December 19, 1995 to consider the adoption of an Agreement and Plan of Merger to reincorporate the Company as a Florida corporation by merger of the Company into a newly-formed wholly-owned subsidiary of the Company named Safetech Industries, Inc. A majority of the Company's shareholders approved the transaction.


Item 5.  Other Information

   None


Item 6.  Exhibits and Reports on Form 8-K

(a)       Exhibits

   Exhibit No.           Description
        11          Statement regarding computation of per share earnings
        27          Financial Data Schedule


(b) Reports on Form 8-K
          Form 8-K dated November 6, 1995 has been filed concerning the change in the Company's certifying accountant.



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


   BERNSTEIN/LEIBSTONE ASSOCIATES, INC.


   By:  /s/ Darrell Peterson                      Date:  October 31, 1996
       Darrell Peterson, Chief Executive Officer




                                              Exhibit 11.1

                                  BERNSTEIN/LEIBSTONE ASSOCIATES, INC.
                          FORM 10-Q FOR THE NINE MONTHS ENDED DECEMBER 31, 1995

                   Calculation of Weighted Average Number of Common Shares
Outstanding


                                 Common       Common
        Weighted Average
                                 Share        Shares       Days     Weighted
Averag         Number of
                                Activity   Outstanding Outstanding  Number of
Shares   Shares Outstanding
Balance, September 20, 1994              -

Issuance of common shares       4,220,000    4,220,000     192

Balance, March 31, 1995                      4,220,000       -
               4,220,000

Acquisition of interest
  in Clearshield                9,071,700   13,291,700     104         5,026,679
Business combination
  with Archway                  4,100,000   17,391,700     171        10,814,475

Balance, December 31, 1995                  17,391,700
              15,841,154
