Form 10-K
period 1996-03-31
BERNSTEIN LEIBSTONE ASSOCIATES INC /NY/
filed 1997-02-26
CIK 849343

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                    FORM  10-K

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
                    For the fiscal year ended March 31, 1996

                        Commission file number  0-17774

                      BERNSTEIN/LEIBSTONE ASSOCIATES, INC.
             (Exact name of registrant as specified in its charter)

               New York                           11-1996121
     (State of Incorporation)           (IRS Employer Identification Number)

     2001A Australian Avenue, Riviera Beach, Florida           33404
              (Address of principal executive offices)      (Zip Code)

     5601 Corporate Way, Suite 320, West Palm Beach, Florida        33407
              (Former address of principal executive offices)    (Zip Code)

     Registrant's telephone number, including area code: (561) 844-2442

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    YES:  X   NO:     .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein , and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

As of September 30, 1996, 17,391,700 shares of the registrant's common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant on that date was $11,412,675 computed at the closing price on that date.


             PART 1

Item 1.  Business

     Historically, the Company operated two divisions; a packaging division that designed and marketed a complete line of flexible and rigid packaging, and a Textile division that supplied blind and handicapped workshops with the textiles required to fulfill state and federal government contracts.

     On July 7, 1995, Bernstein/Leibstone Associates, Inc.(the "Company"), Archway Capital, Inc. ("Archway") and William Leibstone Associates, Inc. ("WLAI"), an entity owned by the former majority stockholder of the Company, entered into an agreement to exchange shares of the Company's common stock for shares of Archway's common stock on a one-for-one basis. On July 14, 1995, all outstanding shares of Archway were exchanged by the shareholders for restricted shares issued by the Company. The agreements further provided for the sale of the former packaging and textile divisions to WLAI in exchange for a note in the amount of $941,348 which is secured by 1,100,000 shares of stock in the Company owned by William Leibstone. As a result of these transactions, the Company's continuing operations are those of Archway and its subsidiaries.

     Archway was formed in September 1994 as a holding company for the purpose of investing in other businesses and providing management expertise in such subsidiaries with the intention of developing new products, ideas and techniques in areas of business clearly identified as unique or niche markets. In October 1994, International Fire Safety Products, Inc. was organized as a wholly owned subsidiary for the purpose of manufacturing retardant technology products in a variety of forms. This subsidiary had no significant operations for the years ended March 31, 1996 and 1995.

     Effective April 1, 1995, Archway acquired a majority interest in Clearshield Manufacturing Corp. ("Clearshield"), a Florida corporation engaged in the manufacturing, sale and distribution of a patented clear hurricane shutter system, utilizing a three-for-one share exchange. Archway issued 9,071,700 shares to the shareholders of Clearshield in exchange for 3,023,900 shares of Clearshield. Clearshield's wholly owned subsidiaries, Clearshield of Palm Beach County, Inc. and Palmco Builders Inc. are engaged in the retail sale and installation of hurricane protection products, respectively. In October 1995, PC International Trading Corp. ("PC"), a wholly owned subsidiary of Archway, was organized for the purpose of distributing recycled plastic and hardware supplies. PC's primary customer is Clearshield.

     Substantially all of the Company's operations are in only one industry segment - the manufacture, distribution and installation of hurricane protection systems. The Company had no significant export sales. As such, no separate industry segment information is presented.

Products
     The Company's primary operating group is Clearshield and its subsidiaries which are 57% owned by the Company. Clearshield was incorporated in the State of Florida in March 1994. Clearshield's principal product is a transparent storm shutter assembly that is lightweight and of relatively simple construction, easy to install and remove, and capable of sufficiently resisting direct impacts from windborne debris during a storm. The storm shutter assembly is used to protect glass windows and doors in homes, office buildings and other walled structures from the destructive forces associated with storm systems such as hurricanes. The system includes corrugated panels of a shatter resistant, transparent and opaque polycarbonate material that is secured to a walled structure using various mounting hardware and configurations.

     Living in coastal areas of the south, southwest and southeast portions of the United States means living with hurricanes, or the threat of hurricanes. Building codes are constantly being reviewed and upgraded. Many homes damaged by hurricanes in the past could have minimized the damage had they been properly protected. Four weak areas in homes cause most of the damage: windows, doors, garage doors and wood gable ends. Once one of these entry points fails, the entire house is at the mercy of the hurricane because no house is designed to sustain wind inside. One of the main methods of protecting a home is hurricane shutters.

     There are five primary types of commercial hurricane shutters; accordion shutters, rolling shutters, standard awnings, bahama shutters and storm panels. Clearshield panels fall into the last category which, until the development of the Clearshield clear polycarbonate panel, consisted mainly of panels made from aluminum or steel. There are many different styles and strengths of commercial storm panels available. What makes the Clearshield panels more desirable than aluminum or steel include; (1) they are much lighter making them easier to install; (2) they are made of clear see-through material which allows natural light to enter the home alleviating the claustrophobic, tunnel-like feeling during loss of electrical power or during an actual storm; (3) they improve the home's security as the clear panels allow police, fire and rescue personnel to easily see into a home to ensure that occupants are safe; and (4) they will not deteriorate, corrode or rust.

     Clearshield manufactures the product under the authority of a License Agreement with Clearshield, Inc., an affiliate through common shareholders. Clearshield, Inc. is the owner of the Clearshield Trademark and United States Patent No. 5,457,921 covering the storm shutter assembly. The License Agreement provides for a fee of $350,000, a royalty on future transparent panel sales and entitles Clearshield to use the patent and trademark throughout the State of Florida for an initial term of 20 years.

     The manufacturing process is accomplished through the profile extrusion of pelletized polycarbonate material into the form for storm panels/hurricane panels. Extrusion technology has been utilized for other thermoplastic materials, but it is uncommon for the products to be made in a profile of this size. Typically, extrusions manufactured of polycarbonate are of dimensions of six inches or less. Clearshield panels are thirteen inches wide, which requires the use of state-of-the-art technology and methods.

     The clear panel is manufactured from clear polycarbonate which is readily available from a number of suppliers. Clearshield has also developed the technology to manufacture a colored panel using recycled polycarbonate in a ground or pelletized form. The regrind is also readily available from a number of suppliers.

Sales and Markets
     Clearshield sells its products through a network of authorized dealers who provide full sales and installation services. There were approximately 30 active dealers as of March 31, 1996. Clearshield of Palm Beach County, Inc., a wholly owned subsidiary of Clearshield, is an authorized dealer in South Florida, selling directly to builders and individual homeowners through its own sales force. Installation services are performed by Palmco Builders Inc., a wholly owned subsidiary of Clearshield of Palm Beach County, Inc. and state licensed general contractor.

     To reach the do-it-yourself portion of the hurricane protection market, Clearshield's products are sold through The Home Depot, a national retail home improvement chain. Sales to The Home Depot accounted for 30% of the Company's consolidated net sales for the year ended March 31, 1996.

     Clearshield's competition in the hurricane protection industry comes from alternate products offered by its competitors. Competing products range from plywood used by do-it-yourselfers to other forms of hurricane shutters including accordion shutters and metal panels. There are no other clear panel systems on the market giving Clearshield a unique niche in the industry.

     The hurricane protection market is a seasonal business following the hurricane season which runs from June 1 to November 30. Customers begin to build their inventory as the season approaches and reduce their levels as the season winds down. The Company follows this same pattern in managing its inventories.

Backlog
     At March 31, 1996, the Company had open orders of approximately $345,000 as compared to $40,000 as of March 31, 1995. All of these orders were filled during the normal course of operations. The large backlog reflects the seasonality of sales and has declined as the end of the hurricane season approached.

Employees
     At March 31, 1996, the Company had a workforce of approximately 60 people, all of whom are leased by the Company from an employee leasing company. None of the Company's workforce is represented by a collective bargaining unit and the Company considers its relations with its workforce to be good.


Item 2.  Properties

     The Company leases a 19,000 square foot manufacturing facility in Riviera Beach, Florida at a current monthly rent of $6,784 and a 3,400 square foot facility in West Palm Beach, Florida that serves as its corporate offices at a
current monthly rent of $3,636.   In July 1996, the Company entered a lease
for an additional facility at a current monthly rent of $8,944 with 27,000 square feet of warehouse space and 8,000 square feet of office space located in Riviera Beach, Florida to serve as a distribution center and corporate offices. The corporate offices were relocated in September 1996. With the new distribution center and offices, the Company believes its facilities are adequate to satisfy its requirements for the foreseeable future.


Item 3.  Legal Proceedings

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

     Not withstanding the above, in September 1996, settlement in principle was reached in this matter, subject to documentation and execution of a settlement agreement. A motion was filed to abate the case and the court has entered an order closing the file for administrative purposes, while retaining jurisdiction for the purpose of enforcing the settlement.


Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter ended March 31, 1996.


                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The common stock of the Company has been traded over-the-counter since May 15, 1989 and is quoted electronically through the National Association of Securities Dealers' Electronic Bulletin Board under the symbol BLAI. The high, low and closing prices per share of the common stock for the years ended March 31, 1996 and 1995 appear in the following table.

                              Year ended March 31, 1996

               Quarter         High       Low          Close
                 First        $1.12     $  .50         $  .50
                 Second        2.75        .44           2.19
                 Third         2.25        .94           1.09
                 Fourth        2.69       1.00           1.91


                              Year ended March 31, 1995

               Quarter         High       Low          Close
                 First        $1.25     $1.06          $1.16
                 Second        1.37      1.19           1.28
                 Third          .88       .75            .81
                 Fourth        1.06       .81            .94


    As of March 31, 1996, there were approximately 245 shareholders of record of the Company's common stock, without taking into account any shares held in street name by nominees.

     The Company has not paid a cash dividend and does not anticipate that it will in the foreseeable future. The Company intends to retain future earnings to finance the expansion of its business.


Item 6.  Selected Financial Data

                                           Fiscal Years Ended March 31,
                                       (in thousands except per share data)
                                                 1996           1995
Income Statement Data:
     Net Sales                                  $3,233         $    4
     Net (Loss)                                   (568)          (129)

     Net (Loss) per Share                       $ (.03)          (.03)

Balance Sheet Data:
     Total Assets                               $3,239         $  208
     Long-Term Debt                               -              -
     Shareholders' Equity                          813            192


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The composition of the Company changed dynamically between 1995 and 1996 with the acquisition of a majority interest in Clearshield and the business combination between Archway and the Company. As such, period to period comparisons of the Company's financial results are not necessarily meaningful. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K.

Liquidity and Capital Resources
     As a result of the above discussed acquisitions, the Company's working capital increased from $121,370 to $588,529. The Company owns all of its manufacturing equipment, leasing only its facilities. The Company's only debt is an unsecured note payable to Clearshield, Inc., an affiliate through common stockholders, related to the License Agreement to manufacture the Clearshield product.

     The Company anticipates it will continue to be in a tight liquidity position for the near future as it invests its resources in expanding its manufacturing capacity and supporting its increasing working capital needs. Because of the strong positive acceptance of the Company's product by the marketplace, the Company was unable to meet the demand during the past
hurricane season due to production capacity limits.   Subsequent to year end,
the Company invested in additional manufacturing equipment to increase its capacity for the future. All of this additional equipment was purchased outright with internal resources.


Results of Operations
     As indicated above, a direct comparison of the results of operations for 1996 and 1995 may not be meaningful due to the acquisitions discussed above which are included only in the 1996 results of operations in accordance with generally accepted accounting principles. These acquisitions resulted in a 740 fold increase in sales from $4,371 to $3,233,096 and a 10 fold increase in selling, general and administrative expenses from $139,443 to $1,534,471. The Company anticipates continued growth in sales as it expands its dealer base and the geographic distribution of its products. Sales to date have been predominately in the South Florida area. Additional markets include the islands of the Caribbean, Mexico and the eastern and southern coastal areas of the United States. All of these areas are susceptible to hurricanes and therefore have a need for the Company's products.

     During 1996, the Company completed the development of a colored hurricane panel which is more cost competitive with alternate products than the clear panel sold by the Company. The Company incurred sizeable costs in developing the point of sale displays and promotional materials needed to sell its products through retail home improvement stores. These development costs will not be repeated as sales expand. Additionally, with an increase in sales and production capacity necessary to meet that demand, the Company expects a reduction in its operating costs as a percent of sales as it further leverages its resources; human, physical and mechanical.

     Interest income primarily is from interest on the note received in the sale of the Company's former packaging and textile divisions. This amount will decrease in the future as a substantial portion of the note was prepaid subsequent to year end.


Item 8.  Financial Statements and Supplementary Data

     The following financial statements are filed with this report:

     Report of Independent Certified Public Accountants
     Consolidated Balance Sheets
     Consolidated Statements of Operations
     Consolidated Statements of Shareholders Equity
     Consolidated Statements of Cash Flows
     Notes to Consolidated Financial Statements


               Report of Independent Certified Public Accountants




To the Board of Directors
   and Shareholders
Bernstein/Leibstone Associates, Inc.
   & Subsidiaries
Riviera Beach, Florida


We have audited the accompanying consolidated balance sheets of Bernstein/Leibstone Associates, Inc. & Subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bernstein/Leibstone Associates, Inc. & Subsidiaries, as of March 31, 1996 and 1995 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



October 22, 1996                        /s/ Michaelson & Co. P.A.


BERNSTEIN/LEIBSTONE ASSOCIATES, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1996 AND 1995



                                                   1996           1995
ASSETS
         CURRENT ASSETS:
   Cash                                      $    14,457    $     5,488
   Accounts Receivable, less allowance
     for doubtful accounts of $70,000
     in 1996 and $ 0 in 1995                     399,792          9,746
   Notes Receivable                              973,348        108,515
   Inventories                                   660,367         10,637
   Deferred Tax Asset, net of
     valuation allowance                            -              -
   Other Current Assets                           38,470          3,193
                                               2,086,434        137,579

PROPERTY & EQUIPMENT, at cost:
   Manufacturing Equipment                       529,028         10,218
   Leasehold Improvements                        152,395          4,972
   Furniture, Fixtures & Office Equipment         78,249         30,813
   Vehicles                                       26,689           -
                                                 786,361         46,003
   Less accumulated depreciation
     and amortization                           (185,508)        (9,371)
                                                 600,853         36,632
OTHER ASSETS:
   License Fee, net of accumulated
      amortization                               331,042           -
   Investments                                    60,000           -
   Deferred Tax Asset, net of
     valuation allowance                            -              -
   Due from Officer                              140,398         27,203
   Other                                          19,878          6,322
                                                 551,318         33,525

          Total Assets                       $ 3,238,605    $   207,736







The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.


BERNSTEIN/LEIBSTONE ASSOCIATES, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1996 AND 1995
(Continued)


                                                   1996           1995
LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts Payable                          $   944,251    $    13,352
   Deposits Payable                              102,834           -
   Note Payable                                  150,000           -
   Accrued Expenses                              300,820          2,857
                                               1,497,905         16,209


MINORITY INTEREST                                928,002           -


SHAREHOLDERS' EQUITY:
   Common Stock, $.01 par value; 20,000,000
     shares authorized,  17,391,700 shares
     issued and outstanding at March 31, 1996    173,917           -
   Common Stock, no par value, 20,000,000
     shares authorized, 4,220,000 shares
     issued and outstanding at March 31, 1995       -           320,230
   Additional Paid-in Capital                  1,335,016           -
   Accumulated (Deficit)                        (696,235)      (128,703)
                                                 812,698        191,527

     Total Liabilities & Shareholders Equity $ 3,238,605    $   207,736










The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.


BERNSTEIN/LEIBSTONE ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED MARCH 31, 1996
AND FROM INCEPTION (SEPTEMBER 20, 1994) TO MARCH 31, 1995


                                                   1996           1995
Net Sales                                    $ 3,233,096    $     4,371

Cost of Sales                                  2,698,251         10,873
                                                 534,845         (6,502)

Selling, General and Administrative Expenses   1,534,471        139,443

     Loss from Operations                        999,626        145,945

Other Expense (Income):
   Interest Income                               (75,396)        (5,110)
   Interest Expense                               14,804           -
   Other, net                                    (13,035)       (12,132)
                                                 (73,627)       (17,242)

     Net Loss Before Income Taxes and
        Minority Interest                        925,999        128,703

Provision for Income Taxes                          -              -

Minority Interest                                358,467           -

     Net Loss                                $   567,532    $   128,703

     Net Loss per Share                      $       .03    $       .03


Weighted Average Common Shares Outstanding    16,223,481      4,220,000







The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


BERNSTEIN/LEIBSTONE ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEAR ENDED MARCH 31, 1996
AND FROM INCEPTION (SEPTEMBER 20, 1994) TO MARCH 31, 1995

                                  Common Stock         Common Stock
Additional
                                 $.01 Par Value        No Par Value
Paid-in     Accumulated
                               Shares      Amount    Shares     Amount
Capital       Deficit
Balance at September 20, 1994     -        $   -        -       $    -     $
 -       $     -

Initial issuance of common
  stock to company founders                          3,220,000     87,730

Issuance of common stock in
  connection with private
  placement memorandum                               1,000,000    232,500

Net (Loss)
            (128,703)

Balance at March 31, 1995          -       $   -     4,220,000   $ 320,230 $
 -       $  (128,703)

Acquisition of interest in
  Clearshield Manufacturing
  Corp                                               9,071,700     247,355

Business combination with
Archway Capital Inc.          17,391,700   173,917 (13,291,700)   (567,585)
1,335,016

Net (Loss)
            (567,532)

Balance at March 31, 1996     17,391,700  $173,917         -     $    -
$1,335,016 $  (696,235)


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


BERNSTEIN/LEIBSTONE ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED MARCH 31, 1996
AND FROM INCEPTION (SEPTEMBER 20, 1994) TO MARCH 31, 1995


                                                1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                $   (567,532)  $   (128,703)
  Adjustments to reconcile net (loss)
    to net cash provided by (used in)
    operating activities:
  Minority Interest                           (358,467)          -
  Depreciation and Amortization                140,061          9,722
  (Increase) in Accounts Receivable           (361,793)        (9,746)
  (Increase) in Inventories                   (629,730)       (10,637)
  (Increase) in Other Assets                   (11,515)        (9,866)
  Increase in Accounts and
    Deposits Payable                           885,362         13,352
  Increase in Accrued Expenses                 206,022          2,857
  Common stock of majority owned subsidiary
    issued in exchange for services             26,333           -

    Net cash (used in)
      operating activities                    (671,259)      (133,021)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Property and Equipment          (331,963)       (46,003)
  (Increase) in Notes Receivable                  -          (108,515)
  (Increase) in Due from Officer               (93,710)       (27,203)

    Net cash (used in)
      investing activities                    (425,673)      (181,721)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Common Stock          -           320,230
  Proceeds from issuance of common stock
    by majority owned subsidiary              1,099,417           -
  Cash acquired in acquisition of Clearshield     6,484           -

    Net cash provided by
      financing activities                    1,105,901       320,230

NET INCREASE (DECREASE) IN CASH                   8,969         5,488

CASH, AT BEGINNING OF PERIOD                      5,488           -

CASH, AT END OF PERIOD                     $     14,457   $     5,488


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

BERNSTEIN/LEIBSTONE ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996 AND 1995


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Entity:
  On July 7, 1995, Bernstein/Leibstone Associates, Inc.(the "Company"), Archway Capital, Inc. ("Archway") and William Leibstone Associates, Inc. ("WLAI"), an entity owned by the former majority stockholder of the Company, entered into an agreement to exchange shares of the Company's common stock for shares of Archway's common stock on a one-for-one basis. On July 14, 1995, all 13,291,700 outstanding shares of Archway were exchanged by the shareholders for restricted shares issued by the Company. The agreements further provided for the sale of the former operating divisions to WLAI in exchange for a note. The share exchange with Archway and the disposition of the former operating divisions have been accounted for in accordance with APB Opinion No. 16. As such, the consolidated financial statements include the accounts of Archway, its wholly and majority owned subsidiaries, and the Company from the date of its acquisition. All intercompany accounts and transactions have been eliminated in consolidation.

  Archway was formed in September 1994 as a holding company for the purpose of investing in other businesses and providing management expertise in such subsidiaries with the intention of developing new products, ideas and techniques in areas of business clearly identified as unique or niche markets. In October 1994, International Fire Safety Products, Inc., a wholly owned subsidiary, was organized for the purpose of manufacturing retardant technology products in a variety of forms. In April 1995, Archway acquired a majority interest in Clearshield Manufacturing Corp. ("Clearshield"), a company engaged in the manufacturing, sale and distribution of a patented clear hurricane shutter system. Clearshield's wholly owned subsidiaries, Clearshield of Palm Beach County, Inc. and Palmco Builders Inc. are engaged in the retail sale and installation of hurricane protection products, respectively. In October 1995, PC International Trading Corp., a wholly owned subsidiary of Archway, was organized for the purpose of distributing recycled plastic and hardware supplies.

  The Company and all of its subsidiaries are located in the City of Riviera Beach, Palm Beach County, Florida.

Cash and Cash Equivalents
  For purposes of reporting cash flows, cash and cash equivalents includes cash in banks.

Accounts Receivable
  The Company's Clearshield of Palm Beach County, Inc. subsidiary uses the completed contract method of accounting for financial reporting purposes. Revenues and costs are recognized when the contract is substantially completed. Most contracts are of short duration taking only a few days to complete once the work commences. Contract deposits are recorded as a liability until the contract is substantially completed. Costs incurred on contracts in progress are not material at March 31, 1996.

Inventories
  Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories by major class are as follows:


                                    1996           1995
       Raw Materials            $  106,895     $     -
       Finished Goods              553,472         10,637
                                $  660,367     $   10,637

Property & Equipment
  Property and equipment is recorded at cost and depreciated using the straight line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of the estimated life of the asset or the term of the lease. Depreciable lives by asset class are as follows:

       Manufacturing Equipment                 3 to 7 years
       Leasehold Improvements                  3 to 4 years
       Furniture, Fixtures & Office Equipment  5 to 7 years
       Vehicles                                    5 years

License Fee
  The Company's Clearshield subsidiary has entered into a License Agreement with Clearshield, Inc., an affiliate through common shareholders, providing exclusive rights to manufacture and distribute a patented hurricane shutter system throughout the state of Florida. The cost of the License was $350,000 and is being amortized over the twenty year life of the agreement. Additionally, the License Agreement provides for the payment of a royalty based on sales of the patented product. Royalty expense for the year ended March 31, 1996 was approximately $88,600.

Investments
  Long term investments consist of a parcel of land held for resale and two mortgage notes.

Income Taxes
  Income taxes are provided for the tax effects of transactions reported in the financial statements in accordance with Financial Accounting Standard No. 109, "Accounting for Income Taxes". This accounting standard requires the asset and liability method of accounting for income taxes and the recognition of future tax costs and benefits measured by enacted tax rates attributed to taxable and deductible temporary differences, net operating loss carryforwards and tax credits to the extent that realization of such costs and benefits is more likely than not to occur.



Restricted Stock
  As of March 31, 1996, there were 17,391,700 common shares issued and outstanding. Of these shares, 13,291,700 are restricted shares under Rule 144 of the Securities Act of 1933.

Net (Loss) per Share
  Net (Loss) per share is computed on the basis of the weighted average number of common and common equivalent shares outstanding during each period. There were no common equivalent shares outstanding during the years ended March 31, 1996 and 1995.

Use of Estimates
  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect reported amounts. Actual results may differ from reported amounts.

Concentration of Credit Risk
  The Company operates within one business segment with the majority of its sales in the state of Florida. The Companys largest customer, a national retail home improvement chain accounted for 30% of consolidated sales for the year ended March 31, 1996. There were no sales to this customer for the year ended March 31, 1995.



2.     ACQUISITIONS AND DIVESTITURES

  On July 7, 1995, the Company, Archway and WLAI, an entity owned by the former majority stockholder of the Company, entered into an agreement to exchange shares of the Company's common stock for shares of Archway's common stock on a one-for-one basis. On July 14, 1995, all 13,291,700 outstanding shares of Archway were exchanged by the shareholders for restricted shares issued by the Company. In connection with the above referenced agreement, the Company sold the net operating assets of its textile and packaging divisions to WLAI. WLAI Issued a note to the Company in the amount of $941,348 which is secured by 1,100,000 shares of stock of the Company owned by William Leibstone. The note is for a term of three years and bears interest at the rate of 9% per annum, compounded quarterly. The fair value of the Company as acquired was determined to be its net book value considering the values of the securities exchanged and the agreement to sell the net operating assets of the former operating divisions.

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

  The acquisitions of the Company and Clearshield by Archway have been accounted for using the purchase method in accordance with APB Opinion No. 16. Accordingly, the accompanying Statements of Operations includes the results of operations for the Company and Clearshield from their respective acquisition dates. The following unaudited Pro Forma Condensed Combined Statement of Operations for the year ended March 31, 1995 reflects the above acquisitions and divestiture as if they had occurred on April 1, 1994.


                 Historical  Historical    Historical   Pro Forma
                   Company    Archway     Clearshield Adjustments   Pro Forma
Net Sales        $2,762,712  $    4,371   $  455,267  $(2,762,712) $ 459,638
Cost of Sales     2,162,391      10,873      453,049   (2,162,391)   463,922
                    600,321      (6,502)       2,218     (600,321)    (4,284)
Selling, General
 and Administrative
  Expenses          926,081     139,443      657,865     (926,081)   797,308

  Net Loss from
   Operations       325,760     145,945      655,647     (325,760)   801,592

Interest Income      56,203       5,110        1,821      (56,203)     6,931

Other, net           44,402      12,132         -         (44,402)    12,132

  Net Loss Before
   Income Taxes
   and Minority
   Interest         313,959     128,703      653,826     (313,959)   782,529

Provision for
 Income Taxes        89,771        -            -         (89,771)      -
Minority
 Interest              -           -            -        (202,686)  (202,686)

  Net Loss       $  403,730  $  128,703   $  653,826  $  (606,416) $ 579,843

  Net Loss
    per Share    $     0.10  $     0.03   $     0.15               $    0.03


3.     DUE FROM OFFICER

  The Company has advanced funds to its Chief Executive Officer and a corporation in which he is the sole shareholder. Total advances as of March 31, 1996 were $140,398.


4.     NOTES PAYABLE

  Notes payable at March 31, 1996 consists of a note payable to Clearshield, Inc. amounting to $150,000 representing a portion of the cost of the License Agreement with the Company's Clearshield subsidiary. The terms of the note provide for payment in twelve monthly installments commencing in October 1995 with interest at eight percent. No payments have been made on the note as of March 31, 1996.



5.     LEASE COMMITMENTS

  The Company leases certain of its facilities and vehicles under operating leases. Future minimum lease payments as of March 31, 1996 are as follows:

       Year ending March 31,
          1997                            $ 154,014
          1998                              198,535
          1999                              147,411
          2000                              118,433
          2001                              119,346
          Thereafter                        261,658
                                          $ 999,397

  Total rental expense for operating leases charged to operations was approximately $105,000 in 1996 and $8,000 in 1995.


6.     INCOME TAXES

  The components of the provision for income taxes for the years ended March 31, 1996 and 1995 are comprised of the following:

                                              1996        1995
            Current:
               Federal                    $     -     $     -
               State                            -           -
                                                -           -

            Deferred:
               Federal                          -           -
               State                            -           -
                                                -           -

                                          $     -     $     -

  The components of the net deferred tax assets and liabilities and the related tax effects as of March 31, 1996 and 1995 are comprised of the following:


                                                   1996           1995
       Current Deferred Tax Assets:
          Bad debts                            $   27,003     $     -
          Inventory                                13,206          2,628
       Total Current Deferred Tax Assets           40,209          2,628
       Less Valuation Allowance                   (40,209)        (2,628)
          Net Current Deferred Tax Assets            -              -

       Noncurrent Deferred Tax Assets:
          Property & equipment                       -               972
          Loss carryforwards                      914,984         34,000
       Total Noncurrent Deferred Tax Assets       914,984         34,972
       Less Valuation Allowance                  (914,984)       (34,972)
          Net Noncurrent Deferred Tax Assets         -              -

          Net Deferred Tax Assets              $     -        $     -

  For tax return purposes, the Company and its subsidiaries have net operating loss carryforwards approximating $2,416,000 that expire beginning in the year 2010. Due to limitations on the utilization of loss carryforwards resulting from ownership changes and separate return limitations and the uncertainty that the Company and its subsidiaries will be able to utilize the net operating losses and temporary differences to offset future taxable income, a 100% valuation allowance has been recorded against the deferred tax assets.


7.     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                   1996           1995
            Interest Paid                      $    5,924     $     -
            Income Taxes Paid                        -              -


8.     LITIGATION

  The Company's Clearshield subsidiary is a party in a lawsuit entitled Clear Investments, Inc. v. Clearshield Manufacturing Corp., Case No. CL 94-5898 AF. now pending in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, where a former director and attorney for Clearshield, through his company, Clear Investments, Inc. has filed suit to receive 600,000 shares of stock of Clearshield that were originally allocated to him. Subsequent to that time, the former director and attorney resigned from Clearshield as director and attorney. The Company has retained counsel and believes they have a meritorious defense to the allegations contained in the complaint.

  Not withstanding the above, in September 1996, settlement in principle was reached in this matter, subject to documentation and execution of a settlement agreement. A motion was filed to abate the case and the court has entered an order closing the file for administrative purposes, while retaining jurisdiction for the purpose of enforcing the settlement. No adjustments have been made in the accompanying financial statements regarding this matter.
9.     SUBSEQUENT EVENT

  On May 22, 1996, the Company, WLAI, William Leibstone and TTSB, Ltd., an Ohio limited liability company ("TTSB") entered into an agreement whereby TTSB purchased the WLAI note dated July 14, 1995 in the amount of $941,348, in exchange for a note from TTSB in the amount of $1,013,663. The TTSB note bears interest at the rate of 9% per annum, payable semi-annually, is due on May 22, 1998 and is secured by a pledge of 506,000 shares of stock in the Company assigned to TTSB by William Leibstone, which shares are being held by a financial intermediary on behalf of the Company. Under the terms of the Stock Pledge Agreement of the same date between the Company and TTSB, the Company can request partial prepayments of the note, which prepayments will be made with the proceeds of sales of the pledged shares. TTSB shall not be obligated to sell the pledged shares or make the prepayment unless it receives at least $2.28 per share for the first 200,000 shares and $2.50 for the remaining shares. The Company receives the first $2.00 per share as prepayment on the note. As of June 30, 1996, TTSB has sold 416,500 of the pledged shares, making prepayments on the note totalling $833,000.

  As part of the above agreement, William Leibstone made a loan to the Company totalling $100,000. The loan, plus accrued interest at the rate of 7% per annum, is payable on May 22, 1997.

Item 9.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure

  The information required by this item has been previously reported on Form 8-K dated November 6, 1995 which is herein incorporated by reference.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

  The directors and executive officers of the Company are as follows:

                                                                 Director
        Name          Age         Position                        Since
Darrell L. Peterson   37   Chief Executive Officer, Director       1995
Patrick T. Sullivan   40   President, Director                     1995
John D. Herter        46   Treasurer, Director                     1995
Garey Herter          53   Secretary, Director                     1995
Bruce Livergood       54   Director                                1995


Darrell L. Peterson, was Vice President and Chief Financial Officer of the Marbledge Group, Inc. and its subsidiaries from 1993 to 1994 and President of one of it's subsidiaries from 1991 to 1994 before joining the Company. Marbledge and its subsidiaries were involved in the manufacture, sales and distribution of natural stone products. Mr. Peterson has also worked in the real estate development business and securities business. Mr. Peterson has a B.S. degree in Accounting from Long Island University and currently serves on the Board of Directors of Clearshield, Inc. and H & H Ventures, Inc., a business consulting firm.

Patrick T. Sullivan, joined the Company as President of Clearshield Manufacturing Corp. From 1987 to 1994, Mr. Sullivan was a First Vice President at both Prudential Securities and Smith Barney and is a Registered Investment Advisor. Mr. Sullivan was President and owner of Sullivan Construction, a builder of single and multi-family housing from 1982 to 1987. Mr. Sullivan is a graduate of Emery Riddle University where he earned a B.S. degree in Management.

John D. Herter, was the initial incorporator and President of Archway Capital Inc. During the first half of 1994, Mr. Herter was the President and Chief Executive Officer for Lamplighter Industries Inc., a company engaged in the manufacture and distribution of electroluminescent lighting panels. From 1991 to 1994, Mr. Herter was Director of Operations at Brooklyn Bow International, Inc., a manufacturer of soft goods for intimate apparel, children's wear and specialty packaging. Mr. Herter has a B.A. degree from the University of Southern California and is a Vice President of H & H Ventures, Inc. a business consulting firm.


Garey Herter, currently serves on the Board of Directors of Clearshield, Inc., PRIDE Inc., a not-for-profit probation services company and H & H Ventures, Inc., a business consulting firm of which he is also the President. Mr. Herter was Chief Administrative Assistant to the Public Defender, Fifteenth Judicial Circuit, for the State of Florida from 1984 to 1993. Prior to that time, Mr. Herter had a career in the United States Navy from which he retired as a Chief Petty Officer in 1984.

Bruce Livergood, has been the owner of Design Electrical Construction, Inc., an electrical design and construction company with a wide range of expertise in all phases of the electrical industry since 1977. He is an active member of Associated Builders and Contractors of Palm Beach County, Electrical Contractors of Florida and the International Association of Electrical Inspectors. During the 1980's, Mr. Livergood was also the owner of Baker Knight Industries, a steel processing operation, and Adolescent Recovery Centers, a 28-bed accredited hospital treatment facility.


Item 11.  Executive Compensation

  The following table sets forth certain information with respect to the annual compensation of the Company's Chief Executive Officer for the year ended March 31, 1996. Payments were made either directly to the officer or to a corporation in which he is the sole shareholder. No other executive officer received compensation exceeding $100,000.

                                    Annual Compensation
       Name and                                    Other
  Principal Position             Salary        Compensation
  Darrell L. Peterson,
  Chief Executive Officer       $67,600          $34,200 (1)

  (1) Other compensation includes a bonus for past uncompensated services and Company provided group insurance.

  The directors of the Company do not receive compensation for serving in that
capacity.   They are reimbursed for certain travel related and other out-of-
pocket expenses incurred to attend Board of Directors and stockholder meetings.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth information as of June 30, 1996 with respect to the beneficial ownership of shares of common stock by (i) each person known by the Company to be the owner of more than five percent of the outstanding shares of common stock, (ii) the Company's Chief Executive Officer, (iii) each director of the Company, and (iv) all executive officers and directors of the Company as a group.


  Name and Address of           Amount and Nature of           Percent
     Beneficial Owner            Beneficial Ownership         of Class
  Darrell L. Peterson
  Chief Executive Officer ,
    Director
  2001A Australian Ave.
  Riviera Beach, FL 33404             3,480,000 (1)            20.01%

  Patrick T. Sullivan
  President, Director
  2001A Australian Ave.
  Riviera Beach, FL 33404                  -                     -  %

  John D. Herter
  Treasurer, Director
  2001A Australian Ave.
  Riviera Beach, FL 33404               144,000                  .83%

  Garey Herter
  Secretary, Director
  2001A Australian Ave.
  Riviera Beach, FL 33404             3,540,000 (1)            20.35%

  Bruce Livergood
  Director
  1002 S.E. First Street
  Boynton Beach, FL 33412               806,200                 4.64%

  Gregory Kostrzecha
  2001A Australian Ave.
  Riviera Beach, FL 33404             1,260,000                 7.24%

  Alan Singler
  407 Elm Street
  Terrace Park, OH 45174              1,153,050                 6.63%

  All Executive Officers and
    Directors as a Group
    (Five Persons)                    7,370,200                42.38%

  (1) Includes 600,000 shares owned by a company controlled by Mr. Peterson and Mr. Herter.




Item 13.  Certain Relationships and Related Transactions

  The Company has advanced funds to its Chief Executive Officer and a corporation in which he is the sole shareholder. Total advances as of March 31, 1996 were $140,398.

  The Company's Clearshield subsidiary has entered a License Agreement with Clearshield, Inc., an affiliate through common shareholders. The cost of the License Agreement was $350,000 plus a royalty on certain sales. Royalty expense for the year ended March 31, 1996 was approximately $88,600.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)    The following documents are filed as part of this report:

  1. The Consolidated Financial Statements together with Report of Independent Certified Public Accountants are filed as Item 8 of this report.

  2. Schedule of Consolidated Valuation and Qualifying Accounts is filed as part of this report as page 28 following the signature page.

  3.   Exhibits

       Exhibit No.              Description
           2.1 Master Agreement dated July 7, 1995 by and among Bernstein/ Leibstone Associates, Inc., William Leibstone Associates, Inc., and Archway Capital Inc. was filed as
                      Exhibit 1 to Form 8-K/A dated July 14, 1995 and is herein incorporated by reference.

           2.2 Asset Exchange Agreement dated July 14, 1995 by and among Bernstein/Leibstone Associates, Inc., William Leibstone Associates, Inc., and William Leibstone was filed as Exhibit 2 to Form 8-K/A dated July 14, 1995 and is herein incorporated by reference.

           3.1        Restated Certificate of Incorporation of
                      Bernstein/Leibstone Associates, Inc. was filed as an Exhibit to the Company's Registration Statement on Form S-18 filed on April 4, 1989 and is herein incorporated by reference.

           3.2 Bylaws of Bernstein/Leibstone Associates, Inc. was filed as an Exhibit to the Company's Registration Statement on Form S-18 filed on April 4, 1989 and is herein incorporated by reference.

           4.1 Form of Common Stock Certificate of Bernstein/Leibstone Associates, Inc. was filed as an Exhibit to the Company's Registration Statement on Form S-18 filed on April 4, 1989 and is herein incorporated by reference.

         10.1 License Agreement between Clearshield, Inc. and Clearshield Manufacturing Corp. dated March 10, 1995.

         10.2 Lease for Riviera Beach, Florida manufacturing facility dated April 1, 1994.


         10.3 Lease for Riviera Beach, Florida distribution facility dated July 22, 1996.

         10.4 Agreement dated May 22, 1996 by and among the Company, TTSB, Ltd., William Leibstone Associates, Inc.,and William Leibstone.

         11.1         Statement regarding computation of per share earnings

         21.1         Subsidiaries of Registrant

         27           Financial Data Schedule


(b) No reports on Form 8-K were filed for the three month period ended March 31, 1996.



                                SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  BERNSTEIN/LEIBSTONE ASSOCIATES, INC.


  By:  /s/ Darrell Peterson                         Date:  October 31, 1996
      Darrell Peterson, Chief Executive Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  By:  /s/ Darrell Peterson                         Date:  October 31, 1996
      Darrell Peterson, Chief Executive Officer,
        Chief Accounting Officer and Director


  By:  /s/ Patrick T. Sullivan                      Date:  October 31, 1996
      Patrick T. Sullivan, President and Director


  By:  /s/ John D. Herter                           Date:  October 31, 1996
      John D. Herter, Treasurer and Director


  By:  /s/ Garery Herter                            Date:  October 31, 1996
      Garey Herter, Secretary and Director


  By:  /s/ Bruce Livergood                          Date:  October 31, 1996
      Bruce Livergood, Director





               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors
   and Shareholders
Bernstein/Leibstone Associates, Inc.
   & Subsidiaries
Riviera Beach, Florida


We have audited the financial statements of Bernstein/Leibstone Associates, Inc. & Subsidiaries as of March 31, 1996 and 1995 and for the years then ended, and have issued our report thereon dated October 22, 1996; such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of Bernstein/Leibstone Associates, Inc. & Subsidiaries, listed in Item 14. These financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




October 22, 1996                     /s/ Michaelson & Co. P.A.


BERNSTEIN/LEIBSTONE ASSOCIATES,                   INC.
FORM 10-K FOR THE YEAR ENDED MAR               CH 31, 1996

                                    Schedule of Consolidated Valuati       on
and Qualifying Accounts


                                           Additions
                              Balance at   charged to  Deductions
        Balance at
                               beginning    costs and     from
            end
        Description             of year     expenses    Reserves      Other
Additions     of year
Year ended March 31, 1996:
  Reserves deducted from assets
    to which they apply:
      Allowance for doubtful
        accounts              $     -        67,393        8,393       11,000
<F1>  $ 70,000


Year ended March 31, 1995:
  Reserves deducted from assets
    to which they apply:
      Allowance for doubtful
        accounts              $     -
     $   -


<F1>
   Clearshield Manufacturing Corp. reserve aquired.

BERNSTEIN/LEIBSTONE ASSOCIATES, INC.
FORM 10-K FOR THE YEAR ENDED MARCH 31, 1996
INDEX TO EXHIBITS


Exhibit No.                   Description                             Page
    2.1      Master Agreement dated July 7, 1995 by and among
             Bernstein/ Leibstone Associates, Inc., William
             Leibstone Associates, Inc., and Archway Capital Inc.
             was filed as Exhibit 1 to Form 8-K/A dated July 14,
             1995 and is herein incorporated by reference.

    2.2 Asset Exchange Agreement dated July 14, 1995 by and among Bernstein/Leibstone Associates, Inc., William Leibstone Associates, Inc., and William Leibstone was filed as Exhibit 2 to Form 8-K/A dated July 14, 1995 and is herein incorporated by reference.

    3.1      Restated Certificate of Incorporation of
             Bernstein/Leibstone Associates, Inc. was filed as an Exhibit to the Company's Registration Statement on
             Form S-18 filed on April 4, 1989 and is herein incorporated by reference.

    3.2 Bylaws of Bernstein/Leibstone Associates, Inc. was filed as an Exhibit to the Company's Registration
             Statement on Form S-18 filed on April 4, 1989 and is herein incorporated by reference.

    4.1      Form of Common Stock Certificate of
             Bernstein/Leibstone Associates, Inc. was filed as an Exhibit to the Company's Registration Statement on
             Form S-18 filed on April 4, 1989 and is herein incorporated by reference.

  10.1       License Agreement between Clearshield, Inc. and
             Clearshield Manufacturing Corp. dated March 10, 1995.

  10.2 Lease for Riviera Beach, Florida manufacturing facility dated April 1, 1994.

  10.3 Lease for Riviera Beach, Florida distribution facility dated July 22, 1996.

  10.4 Agreement dated May 22, 1996 by and among the Company, TTSB, Ltd., William Leibstone Associates, Inc.,and
             William Leibstone.

  11.1       Statement regarding computation of per share earnings

  21.1       Subsidiaries of Registrant


Exhibit 11.1

BERNSTEIN/LEIBSTONE ASSOCIATES, INC.
FORM 10-K FOR THE YEAR ENDED MARCH 31, 1996

Calculation of Weighted Average Number of Common Shares Outstanding

                               Common       Common
     Weighted Average
                                  Share      Shares       Days     Weighted
Average      Number of
                               Activity   Outstanding  Outstanding    Numberof
Shares   Shares Outstanding
Balance, September 20, 1994        -

Issuance of common shares      4,220,000    4,220,000      192

Balance, March 31, 1995                     4,220,000            -
                  4,220,000

Aquisition of interest in
  Clearshield                  9,071,700   13,291,700      104         3,787,224
Business combination with
  Archway                      4,100,000   17,391,700      261        12,436,257

Balance, March 31, 1996                    17,391,700
        16,223,481


Exhibit 21.1

BERNSTEIN/LEIBSTONE ASSOCIATES, INC.
FORM 10-K FOR THE YEAR ENDED MARCH 31, 1996

Subsidiaries of Registrant


                   Name                                State of Incorporation
   Archway Capital, Inc.                                      Florida

   International Fire Safety Products, Inc.                   Florida

   PC International Trading Corp.                             Florida

   Clearshield Manufacturing Corp.                            Florida

   Clearshield of Palm Beach County, Inc.                     Florida

   Palmco Builders, Inc.                                      Florida