Form 10QSB
period 1997-06-30
BERNSTEIN LEIBSTONE ASSOCIATES INC /NY/
filed 1998-04-03
CIK 849343

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM  10-QSB

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                     1934

     For the quarterly period ended June 30, 1997

                        Commission file number  0-17774

                           SAFETECH INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

               New York                            11-1996121
     (State of Incorporation)           (IRS Employer Identification Number)

     2001-A Australian Avenue, Riviera Beach, Florida          33404
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


As of June 30, 1997, 17,843,677 shares of the registrant's common stock were outstanding

SAFETECH                        INDUSTRIES, INC.
CONSOLIDA                      TED BALANCE SHEET
JUNE 30,                              1997



ASSETS
                                CURRENT ASSETS:
   Cash                                                $     40,808
   Trading Securities, at fair value                         42,907
   Accounts Receivable, less allowance for
      doubtful accounts of $86,000                          404,206
   Notes Receivable                                          91,099
   Inventories                                              737,708
   Other Current Assets                                      37,563
                                                          1,354,291

PROPERTY & EQUIPMENT, at cost:
   Manufacturing Equipment                                  999,225
   Leasehold Improvements                                   190,321
   Furniture, Fixtures & Office Equipment                    96,162
   Vehicles                                                  29,989
                                                          1,315,697
   Less accumulated depreciation and amortization          (436,083)
                                                            879,614
OTHER ASSETS:
   License Fee, net of accumulated amortization             309,167
   Investments                                               45,000
   Deferred Tax Asset, net of valuation allowance              -
   Due from Officer                                         299,313
   Other                                                     25,754
                                                            679,234

          Total Assets                                 $  2,913,139






See accompanying notes to condensed consolidated financial statements.

SAFETECH INDUSTRIES, INC.
  CONSOLIDATED BALANCE SHEETS
 JUNE 30, 1997
        (Continued)


LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts and Deposits Payable                       $  1,865,341
   Accrued Expenses                                         275,445
   Notes Payable                                            250,000
   Subordinated Debentures Payable                          400,000
   Current Portion of Long-Term Debt                          4,337
                                                          2,795,123


LONG-TERM DEBT                                               19,477


MINORITY INTEREST                                           467,304


SHAREHOLDERS' EQUITY:
   Common Stock, $.01 par value; 20,000,000
      shares authorized,  17,843,677 shares
      issued and outstanding                                178,437
   Additional Paid-in Capital                             1,580,496
   Accumulated (Deficit)                                 (2,127,698)
                                                           (368,765)

     Total Liabilities & Shareholders Equity           $  2,913,139









See accompanying notes to condensed consolidated financial statements.

SAFETECH INDUSTRIES, INC.
  CONSOLIDATED STATEMENTS OF OPERATIONS



                                                  Three months ended
                                                         June 30
                                                 1997           1996
Net Sales                                    $  1,238,491   $  2,129,002

Cost of Sales                                   1,031,521      1,781,603
                                                  206,970        347,399

Selling, General and Administrative Expenses      488,925        563,756

     Loss from Operations                         281,955        216,357

Other Expense (Income):
   Interest Income                                 (2,757)       (23,341)
   Interest Expense                                 8,988          3,748
   Net Realized (Gain) Loss on
     Trading Securities                             1,114        (51,981))
   Net Holding (Gain) Loss on
     Trading Securities                            29,693         42,389
   Other, net                                        (156)        (5,895)
                                                   36,882        (35,080)

     Net Loss Before Income Taxes and
        Minority Interest                         318,837        181,277

Benefit for Income Taxes                             -              -

Minority Interest                                  44,048         99,975

     Net Loss                                $    274,789   $     81,302

     Net Loss per Share                      $        .02   $        .00


Weighted Average Common Shares Outstanding     17,585,404     17,391,700







See accompanying notes to condensed consolidated financial statements.

            SAFETECH INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   Three months ended
                                                         June 30
                                                   1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                     $   (274,789)  $    (81,302)
  Adjustments to reconcile net (loss) to
    net cash provided by (used in)
    operating activities:
     Minority Interest                              (44,048)       (99,975)
     Depreciation and Amortization                   58,983         47,430
     Decrease (Increase) in Trading
       Securities                                    30,754       (107,550)
     (Increase) Decrease in
       Accounts Receivable                         (244,712)      (363,660)
     Decrease (Increase) in Inventories             (86,719)       111,393
     (Increase) Decrease in Other Assets            (10,058)           223
     Increase (Decrease) in Accounts
       and Deposits Payable                          (9,135)        79,935
     (Decrease) Increase in Accrued Expenses         20,601        (55,605)

       Net cash (used in) operating activities    (559,123)       (469,111)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Property and Equipment                (23,353)      (143,645)
  (Increase) in Notes Receivable                       -           (72,315)
  Repayments on Notes Receivable
    and Investments                                    -           873,750
  Decrease (Increase) in Due from Officer           (13,506)        31,536

       Net cash (used in) investing activities     (36,859)        689,326

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Subordinated Debentures             625,000           -
  Increase in Notes Payable                            -           100,000
  (Payments) on Long-Term Debt                       (1,005)          -

       Net cash provided by financing
         activities                                 623,995        100,000

NET INCREASE (DECREASE) IN CASH                      28,013        320,215

CASH, AT BEGINNING OF PERIOD                         12,795         14,457

CASH, AT END OF PERIOD                         $     40,808   $    334,672


          See accompanying notes to condensed consolidated financial statements.

           SAFETECH INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

     The accounting policies followed by the Company are set forth in Note 1 of the Company's consolidated financial statements in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1997 which is incorporated herein by reference.


2.   CONVERTIBLE SUBORDINATED DEBENTURES

     In March 1997, the Company offered up to $750,000 principal amount of 4% convertible subordinated debentures that mature March 31, 1998 in an offshore transaction under Regulation S of the Securities Act of 1933, as amended. During the quarter ended June 30, 1997, the Company received subscriptions for an additional $400,000 of the debentures bringing the total offering to date to $650,000. Additionally, during the quarter, a holder of $250,000 of debentures exercised their conversion option converting the debentures into 451,977 shares of the Company's common stock.

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

     The Company's primary operation is its Clearshield subsidiary. Demand for the Clearshield product has exceeded the Company's production capacity each of the past two years. The Company added a second production line in the fourth quarter of the fiscal year ended March 31, 1996, a third line in the second quarter of the fiscal year ended March 31, 1997 and a fourth line in the third quarter of the fiscal year ended March 31, 1997. These additional lines, along with production efficiencies have increased production capacity from approximately 60,000 linear feet per week to 205,000 feet per week, a 242% increase. Additionally, the Company procured equipment for two additional lines with a combined capacity of 100,000 linear feet per week.

     The Company currently has approvals to sell its' products in Dade, Broward and Palm Beach Counties and has applied for approval with the Southern Building Code Congress. These are the only counties that currently have a product approval program. Additionally, the Company has expanding it's product line to offer all forms of hurricane shutters, including steel and aluminum panels, and accordion shutters. All of these products meet the product approval requirements of the above mentioned counties. These additional products compliment the existing line and will enable the Company to better service the consumer and our dealer network.

     Liquidity and Capital Resources

     The hurricane protection market is highly seasonal as consumers generally don't think about these products until hurricane season is in full swing. Hurricane season begins June 1 and ends November 30. This past off season was very slow for the Company, and the industry in general, causing the Company to take greater advantage of credit terms granted to it by it's suppliers.

     In March 1997, the Company offered up to $750,000 principal amount of 4% convertible subordinated debentures that mature March 31, 1998 in an offshore transaction under Regulation S of the Securities Act of 1933, as amended ("Securities Act"). As of June 30, 1997, the Company had received subscriptions for $650,000 of the debentures. Proceeds of the offering have been used for working capital purposes including inventory purchases and trade payments. The debentures are unsecured obligations of the Company and have not been registered under the Securities Act of 1933, as amended. Each of the debentures is convertible at the option of the holder at any time after 40 days following the issuance of such debenture and prior to maturity into shares of the Company's common stock at a conversion price of 75% of the five day average closing bid price per share as reported by the principal exchange over which the Company's common stock is traded. During the quarter ended June 30, 1997, $250,000 of the debentures were converted into 451,977 shares of the Company's common stock.


     Results of Operations

     The 1996 hurricane season started out with a bang with a large roll out program at one home improvement chain and demand outstripping supply. For the 1997 hurricane season, the Company has expanded it's customer base to three home improvement chains and greatly expanded it's production capacity to meet the anticipated demand. Unfortunately, the 1997 hurricane season is off to a slow start with capacity exceeding demand. Net sales for the three months ended June 30, 1997 were $1,238,491 compared with $2,129,002 for the three months ended June 30, 1996, a decline of 41.8%. The decline in sales was felt in all of the Company's distribution channels including sales to it's dealers, it's installation business and sales to home improvement chains, which had the largest sales decline. The introduction of other hurricane products helped to soften the impact of the decline in dealer and installation sales while the expansion to three home improvement chains offset a portion of that categories decline.

     Gross margins improved to 16.7% of sales for the quarter ended June 30, 1997 compared to 16.3% for the quarter ended June 30, 1996. The improvement in gross margins was less than anticipated due to unfavorable manufacturing variances caused by lower production levels. The Company has endeavored to match production volume to sales volume to avoid an inventory build-up.

     Selling, general and administrative expenses for the three months ended June 30, 1997 were $488,925 compared with $563,756 for the three months ended June 30, 1996, a decline of 13.3%. The decline is attributed to lower variable selling costs as a result of lower sales.

     Interest income was $2,757 for the three months ended June 30, 1997 compared to $23,341 for the three months ended June 30, 1997. The decline is due to the repayment of notes receivable.

     Interest expense increased to $8,988 for the three months ended June 30, 1997 compared with $3,748 for the three months ended June 30, 1996 due to an increase in borrowing.

     The Company continues to invest resources in trading securities. This activity yielded a net loss for the three months ended June 30, 1997 of $30,807, substantially all of which was unrealized holding losses, compared to a net gain of $9,592 for the three months ended June 30, 1996.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     Previously reported on Form 10-KSB for the year ended March 31, 1997.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
          None


(b)  Reports on Form 8-K
          Form 8-K dated May 17, 1997 was filed concerning the resignation of a director




                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SAFETECH INDUSTRIES, INC.


By:   /s/ Darrell Peterson                        Date: November   , 1997
    Darrell Peterson, Chief Executive Officer