Form 10KSB
period 1997-03-31
BERNSTEIN LEIBSTONE ASSOCIATES INC /NY/
filed 1998-04-06
CIK 849343

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM  10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1997

                        Commission file number  0-17774

   SAFETECH INDUSTRIES, INC. (FORMERLY, BERNSTEIN/LEIBSTONE ASSOCIATES, INC.)
             (Exact name of registrant as specified in its charter)

               New York                           11-1996121
        (State of Incorporation)        (IRS Employer Identification Number)

     4900 Dyer Blvd., Riviera Beach, Florida         33407
          (Address of principal executive offices)          (Zip Code)

     Registrant's telephone number, including area code: (561) 844-2442

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                     Common Stock, par value $.01 per share
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES: X
NO:     .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Issuers revenues for the fiscal year ended March 31, 1997 were $5,627,120.

As of June 30, 1997, 17,843,677 shares of the registrant's common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant on that date was $7,655,448 computed at the closing price on that date.

Documents Incorporated by reference: None

Transitional Small Business Disclosure Format: Yes    No X

                                                                    PART 1

Item 1.  Business

     Safetech Industries, Inc., formerly known as Bernstein/Leibstone Associates, Inc. (the "Company") was incorporated in the state of New York in 1962. Historically, the Company operated two divisions; a packaging division that designed and marketed a complete line of flexible and rigid packaging, and a Textile division that supplied blind and handicapped workshops with the textiles required to fulfill state and federal government contracts.

     On July 7, 1995, Bernstein/Leibstone Associates, Inc., Archway Capital, Inc. ("Archway") and William Leibstone Associates, Inc. ("WLAI"), an entity owned by the former majority stockholder of the Company, entered into an agreement to exchange shares of the Company's common stock for shares of Archway's common stock on a one-for-one basis. On July 14, 1995, all outstanding shares of Archway were exchanged by the shareholders for restricted shares issued by the Company. The agreements further provided for the sale of the former packaging and textile divisions to WLAI. As a result of these transactions, the Company's continuing operations became those of Archway and its subsidiaries.

     Archway was formed in September 1994 as a holding company for the purpose of investing in other businesses and providing management expertise in such subsidiaries with the intention of developing new products, ideas and techniques in areas of business clearly identified as unique or niche markets. In October 1994, International Fire Safety Products, Inc. was organized as a wholly owned subsidiary for the purpose of manufacturing retardant technology products in a variety of forms. This subsidiary had no significant operations for the years ended March 31, 1997 and 1996 and is currently inactive.

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

     In October 1995, PC International Trading Corp. ("PC"), a wholly owned subsidiary, was organized for the purpose of distributing recycled plastic and hardware supplies. PC's primary customer has been Clearshield. This subsidiary has adopted the trade name Safetech Distributing and expanded its product line to include different types of hurricane panels, including the Clearshield panel.

     In October 1996, the Company formed ST Telecom Corp., a wholly owned subsidiary, to explore opportunities in the telecommunications industry, including prepaid long distance telephone cards and prepaid cellular service cards. This subsidiary had only limited activity during the year ended March 31, 1997.

     In December 1996, the Company formed Storm Depot of Florida, Inc. ("Storm Depot"), a wholly owned subsidiary, to sell hurricane products on a factory direct retail basis. The first Storm Depot location opened in February 1997. Effective March 31, 1997, Storm Depot acquired Palmco Builders, Inc. ("Palmco") from Clearshield of Palm Beach County, Inc., aligning all retail sales and installation of hurricane products under the Storm Depot umbrella.

     Substantially all of the Company's operations are in only one industry segment - the manufacture, distribution and installation of hurricane protection systems. The Company's products are sold in the coastal areas of the United States and in islands of the Caribbean, principally Puerto Rico and the Virgin Islands. The Company had no significant foreign sales. As such, no separate industry segment information is presented.

Products
     The Company's largest subsidiary is Clearshield which is 57% owned by the Company. Clearshield was incorporated in the State of Florida in March 1994. Clearshield's principal product is a transparent storm shutter assembly that is lightweight and of relatively simple construction, easy to install and remove, and capable of sufficiently resisting direct impacts from windborne debris during a storm. The storm shutter assembly is used to protect glass windows and doors in homes, office buildings and other walled structures from the destructive forces associated with storm systems such as hurricanes. The system includes corrugated panels of a shatter resistant, transparent and opaque polycarbonate material that is secured to a walled structure using various mounting hardware and configurations.

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

     While the Company believes that the Clearshield product is a superior hurricane panel when compared to the other types of hurricane panels, there is a strong demand for the other types of hurricane panels. In order to expand our sales to our customers and meet their need for these alternate products, PC has expanded its product line to include all forms of hurricane shutters, including aluminum and steel panels and accordion shutters.

     Clearshield manufactures its product under the authority of a License Agreement with Clearshield, Inc., an affiliate through common shareholders. Clearshield, Inc. is the owner of the Clearshield Trademark and United States Patent No. 5,457,921 covering the storm shutter assembly. The License Agreement provides for a fee of $350,000, a royalty on future transparent panel sales and entitles Clearshield to use the patent and trademark throughout the State of Florida for an initial term of 20 years.

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

     The clear panel is manufactured from clear polycarbonate which is readily available from a number of suppliers. Clearshield has also developed the technology to manufacture colored panels using recycled polycarbonate in ground or pelletized form. The regrind is also readily available from a number of suppliers.

     Because of the highly seasonal nature of hurricane protection products, the Company is researching additional products to reduce its reliance on a seasonal product. During the past fiscal year, Clearshield began research and development of a new plastic lumber line. The production process utilizes Clearshield's existing extrusion capabilities and will provide the Company with a product line with year-round sales capability and broad market potential. The Company plans to market the product on a national basis through its present distribution system. Introduction of the plastic lumber line is planned for the third quarter of the upcoming fiscal year, after hurricane season.

Sales and Markets
     Beginning in February 1997, Clearshield changed its product delivery focus to only sell through major retailers and distributors. The largest distributor is PC, which in turn sells the products through a network of authorized dealers who provide full sales and installation services. There were approximately 50 active dealers as of March 31, 1997. Clearshield of Palm Beach County, Inc., a wholly owned subsidiary of Clearshield, is an authorized dealer in South Florida, selling directly to builders and individual homeowners through its own sales force. Installation services were performed by Palmco Builders Inc., a wholly owned subsidiary and state licensed general contractor. To expand the installation operation and remove the perception of only selling the Clearshield product, effective April 1, 1997, the direct sales and installation operations have been acquired by Storm Depot. Storm Depot sells to the do-it-yourselfer through the factory outlet store and offers full installation services through its Palmco subsidiary.

     To reach the do-it-yourself portion of the hurricane protection market, Clearshield's products are sold through The Home Depot, a national retail home improvement chain. Sales to The Home Depot accounted for 40% of the Company's consolidated net sales for the year ended March 31, 1997. The Company's products will be sold through additional retail chains covering an expanded geographic region during the upcoming hurricane season.

     Clearshield's competition in the hurricane protection industry comes from alternate products offered by its competitors. Competing products range from plywood used by do-it-yourselfers to other forms of hurricane shutters including accordion shutters and metal panels, which are now offered by the Company through Storm Depot and PC. There are no other clear panel systems on the market giving Clearshield a unique niche in the industry.

     The hurricane protection market is a seasonal business following the hurricane season which runs from June 1 to November 30. Customers begin to build their inventory as the season approaches and reduce their levels as the season winds down. The Company follows this same pattern in managing its inventories and employment levels.

Backlog
     At March 31, 1997, the Company had open orders of approximately $435,000 as compared to $345,000 as of March 31, 1996. All of these orders were filled during the normal course of operations.

Employees
     At March 31, 1997, the Company had a workforce of approximately 35 people. None of the Company's workforce is represented by a collective bargaining unit and the Company considers its relations with its workforce to be good.


Item 2.  Properties

The Company leases two facilities in Riviera Beach, Florida to serve its' manufacturing and distribution needs; a 19,000 square foot manufacturing facility at a current monthly rent of $6,784, and a 27,000 square foot distribution center at a current monthly rent of $8,944 that also has 8,000 square feet of office space that serves as the Corporate Offices . The Company believes its facilities are adequate to satisfy its requirements for the foreseeable future.


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

     Notwithstanding the above, in September 1996, a settlement in principle was reached in this matter, subject to documentation and execution of a settlement agreement. A motion was filed to abate the case and the court has entered an order closing the file for administrative purposes, while retaining jurisdiction for the purpose of enforcing the settlement. As of August 1,1997 the documentation and execution of a settlement agreement is still pending.
Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter ended March 31, 1997.


                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The common stock of the Company has been traded over-the-counter since May 15, 1989 and is quoted electronically through the National Association of Securities Dealers' Electronic Bulletin Board under the symbol SFTH (formerly
BLAI). The high, low and closing prices per share of the common stock for the years ended March 31, 1997 and 1996 appear in the following table.

                              Year ended March 31, 1997

               Quarter         High       Low          Close
                 First        $2.69     $ 1.37         $ 2.50
                 Second        3.19       1.25           1.50
                 Third         1.69        .68            .93
                 Fourth        1.25        .63           1.09


                              Year ended March 31, 1996

               Quarter         High       Low          Close
                 First        $1.12     $  .50         $  .50
                 Second        2.75        .44           2.19
                 Third         2.25        .94           1.09
                 Fourth        2.69       1.00           1.91


     As of March 31, 1997, there were approximately 262 shareholders of record of the Company's common stock, without taking into account any shares held in street name by nominees.

     The Company has not paid a cash dividend and does not anticipate that it will in the foreseeable future. The Company intends to retain future earnings to finance the expansion of its business.


Item 6.  Management's Discussion and Analysis

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

     The Company's primary operation is its Clearshield subsidiary. Demand for the Clearshield product has exceeded the Company's production capacity each of the past two years. The Company added a second production line in the fourth quarter of the fiscal year ended March 31, 1996, a third line in the second quarter of the current fiscal year and a fourth line in the third quarter of the current fiscal year. These additional lines, along with production efficiencies have increased production capacity from approximately 60,000 linear feet per week to 205,000 feet per week, a 242% increase. Additionally, the Company procured equipment for two additional lines with a combined capacity of 100,000 linear feet per week. The Company hopes that it is still unable to meet peak demand with this additional capacity.

     The Company currently has approvals to sell its products in Dade, Broward and Palm Beach Counties and has applied for approval with the Southern Building Code Congress. These are the only counties that currently have a product approval program. Additionally, the Company is expanding its product line to offer all forms of hurricane shutters, including steel and aluminum panels, and accordion shutters. All of these products will meet the product approval requirements of the above mentioned counties. These additional products compliment the existing line and will enable the Company to better service the consumer and our dealer network.

     Because of the highly seasonal nature of hurricane protection products, the Company is researching additional products to reduce its reliance on a seasonal product. During the third quarter, the Company's Clearshield subsidiary began research and development of a new plastic lumber line. The production process utilizes Clearshield's existing extrusion capabilities and will provide the Company with a product line with year-round sales capability and a broad market potential. The Company plans to market this product on a national basis through its present distribution system. Introduction of the plastic lumber line is planned once the hurricane season ends.

     During the third quarter of the current fiscal year, the Company formed ST Telecom Corp., a wholly owned subsidiary to explore opportunities in the telecommunications industry. The initial opportunities encompassed prepaid long distance cards and prepaid cellular service cards. This subsidiary had limited activity during the year in terms of both revenues and expenditures. Additionally, at the end of the third quarter the Company announced that it would begin selling hurricane products on a factory direct basis through a new subsidiary, Storm Depot of Florida, Inc. The first Storm Depot location opened in February 1997. The Company expects this new subsidiary to be a solid contributor to the Company's future growth.

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

     Under the terms of the Stock Pledge Agreement of the same date between the Company and TTSB, the Company can request partial prepayments of the note, which prepayments will be made with the proceeds of sales of the pledged shares. TTSB shall not be obligated to sell the pledged shares or make the prepayment unless it receives at least $2.28 per share for the first 200,000 shares and $2.50 for the remaining shares. The Company receives the first $2.00 per share as prepayment on the note. As of March 31, 1997, TTSB has sold 469,000 of the pledged shares, making prepayments on the note totalling $938,000.

     The Company used its available resources to, acquire needed equipment to expand its production capacity, engage in research and development of new products, invest in trading securities, fund its operating losses and maintain its key staff through the off season. This past off season was slower than that of the past few years and, combined with these other cash requirements, has resulted in the Company being in an extremely tight liquidity position.

     To provide additional working capital to enter the upcoming hurricane season, In March 1997, the Company offered up to $750,000 principal amount of 4% convertible subordinated debentures that mature March 31, 1998 in an offshore transaction under Regulation S of the Securities Act of 1933, as amended ("Securities Act"). As of March 31, 1997, the Company had received subscriptions for $250,000 of the debentures. Additional subscriptions totalling $500,000 were received subsequent to March 31, 1997. The debentures are unsecured obligations of the Company and have not been registered under the Securities Act. Each of the debentures is convertible at the option of the holder at any time after 40 days following the issuance of such debenture and prior to maturity into shares of the Company's common stock at a conversion price of 75% of the five day average closing bid price per share as reported by the principal exchange over which the Company's common stock is traded. The offering terminated upon the Company's acceptance of subscriptions for the full offering.

Results of Operations

     Net sales for the year ended March 31, 1997 were $5,627,120 compared to $3,233,096 for the year ended March 31, 1996, a 74% increase. The growth in sales is a result of expanding customer awareness at the retail level, purchased by the do-it-yourselfer through a national home improvement chain, or purchased by homeowners through our growing dealer network. The sales growth was achieved in spite of the confusion caused by the recision of the Company's Dade County product approval in July 1996 and its later reinstatement in December 1996.

     During the fourth quarter of the year ended March 31, 1996, the Company rolled out its product at one national home improvement chain in preparation for the 1996 Hurricane season. For the 1997 hurricane season, the Company's products will be in three national home improvement chains. The rollout of the products to all three chains will be in the first quarter of the upcoming year. As a result of this change in the rollout schedule, sales for the fourth quarter of the year ended March 31, 1997 were down from those of the fourth quarter of the year ended March 31, 1996.

     Because of reduced sales in the second half of the year, the Company limited its production to prevent an unnecessary inventory buildup. With the reduced production levels and increased production capacity, the Company experienced unfavorable manufacturing variances resulting in a decrease in its gross margins from 16.5% for the year ended March 31, 1996 to 15.3% for the year ended March 31, 1997. The Company anticipates improvement in its margins as its production volume increases to satisfy demand for the upcoming hurricane season.

     During the second half of the year ended March 31, 1997, the Company found it necessary to expand its administrative ranks to better manage the business and expand its product offerings for next season. With these additional costs, selling, general and administrative expenses increased to $2,264,369 for the year ended March 31, 1997 compared to $1,534,471 for the year ended March 31, 1996, a 47.6% increase. In relative terms, selling, general and administrative expenses declined as a percentage of sales from 47.5% for the year ended March 31, 1996 to 40.2% for the year ended March 31, 1997. The Company anticipates continued reduction in these costs as a percentage of sales.

     Interest income primarily is from the note received in the sale of the Company's former packaging and textile divisions, and the subsequent sale of the note. The decline in interest income between years is due to the repayments made on the note during the year ended March 31, 1997.



Item 7.  Financial Statements and Supplementary Data

     The following financial statements are filed with this report:

     Report of Independent Certified Public Accountants
     Consolidated Balance Sheets
     Consolidated Statements of Operations
     Consolidated Statements of Shareholders Equity
     Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Report of Independent Certified Public Accountants




To the Board of Directors
   and Shareholders
Safetech Industries, Inc.
   & Subsidiaries
Riviera Beach, Florida


We have audited the accompanying consolidated balance sheet of Safetech Industries, Inc. & Subsidiaries (formerly known as Bernstein/Leibstone Associates, Inc. & Subsidiaries) as of March 31, 1997, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Safetech Industries, Inc. & Subsidiaries as of March 31, 1996 were audited by other auditors whose report dated October 22, 1996, on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

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

In our opinion, the March 31, 1997 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Safetech Industries, Inc. & Subsidiaries, as of March 31, 1997 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $1,156,674 during the year ended March 31, 1997, and, as of that date, had a working capital deficiency of $1,475,487 and a negative net worth of $343,976. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                    /s/ SCHMIDT, RAINES, TRIESTE,
                         DICKENSON & ADAMS, P.L.
Boca Raton, Florida

August 7, 1997
SAFETECH INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1997 AND 1996



                                                   1997           1996
ASSETS
         CURRENT ASSETS:
   Cash                                      $    12,795    $    14,457
   Trading Securities, at fair value              73,661           -
   Accounts Receivable, less allowance
     for doubtful accounts of $80,000
     in 1997 and $70,000 in 1996                 159,494        399,792
   Subscription Receivable                       225,000           -
   Notes Receivable                                6,000        973,348
   Inventories                                   650,989        660,367
   Deferred Tax Asset, net of
     valuation allowance                            -              -
   Other Current Assets                           30,102         38,470
                                               1,158,041      2,086,434

PROPERTY & EQUIPMENT, at cost:
   Manufacturing Equipment                       988,580        529,028
   Leasehold Improvements                        182,066        152,395
   Furniture, Fixtures & Office Equipment         95,633         78,249
   Vehicles                                       29,989         26,689
                                               1,296,268        786,361
   Less accumulated depreciation
     and amortization                           (385,399)      (185,508)
                                                 910,869        600,853
OTHER ASSETS:
   License Fee, net of accumulated
      amortization                               313,542        331,042
   Notes Receivable                               85,099           -
   Investments                                    45,000         60,000
   Deferred Tax Asset, net of
     valuation allowance                            -              -
   Due from Officer                              285,807        140,398
   Other                                          23,157         19,878
                                                 752,605        551,318

    Total Assets                             $ 2,821,515    $ 3,238,605







The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

SAFETECH INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1997 AND 1996
(Continued)


                                                   1997           1996
LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts and Deposits Payable             $ 1,874,476    $ 1,047,085
   Accrued Expenses                              254,844        300,820
   Notes Payable                                 250,000        150,000
   Subordinated Debentures Payable               250,000           -
   Current Portion of Long-Term Debt               4,208           -
                                               2,633,528      1,497,905


LONG-TERM DEBT                                    20,611           -


MINORITY INTEREST                                511,352        928,002


SHAREHOLDERS' EQUITY:
   Common Stock, $.01 par value; 20,000,000
     shares authorized, 17,391,700 shares
     issued and outstanding at March 31,
     1997 and 1996                               173,917        173,917
   Additional Paid-in Capital                  1,335,016      1,335,016
   Accumulated (Deficit)                      (1,852,909)      (696,235)
                                                (343,976)       812,698

    Total Liabilities & Shareholders' Equity $ 2,821,515    $ 3,238,605










The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

SAFETECH INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 1997 AND 1996


                                                   1997           1996
Net Sales                                    $ 5,627,120    $ 3,233,096

Cost of Sales                                  4,766,014      2,698,251
                                                 861,106        534,845

Selling, General and Administrative Expenses   2,264,369      1,534,471

     Loss from Operations                      1,403,263        999,626

Other Expense (Income):
   Interest Income                               (34,614)       (75,396)
   Interest Expense                               18,550         14,804
   Realized Loss on Trading Securities           189,453           -
   Holding Loss on Trading Securities              7,719           -
   Other, net                                       (352)       (13,035)
                                                 180,756        (73,627)

     Net Loss Before Income Taxes and
        Minority Interest                      1,584,019        925,999

Provision for Income Taxes                          -              -

Minority Interest                                427,345        358,467

     Net Loss                                $ 1,156,674    $   567,532

     Net Loss per Share                      $       .07    $       .03


Weighted Average Common Shares Outstanding    17,391,700     16,223,481







The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SAFETECH INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 1997 AND 1996


                                Common Stock         Common Stock   Additional
                               $.01 Par Value        No Par Value     Paid-in     Accumulated
                               Shares       Amount      Shares        Amount    Capital       Deficit
Balance at March 31, 1995              -  $   -       4,220,000    $ 320,230 $     -        $  (128,703)

Acquisition of interest in
  Clearshield Manufacturing Corp                           9,071,700       247,355

Business combination with
Archway Capital Inc.            17,391,700      173,917  (13,291,700) (567,585)    1,335,016

Net (Loss)                                                                                               (567,532)

Balance at March 31, 1996       17,391,700      173,917         -             -         1,335,016        (696,235)

Net (Loss)                                                                                             (1,156,674)

Balance at March 31, 1997       17,391,700     $173,917         -             -        $1,335,016     $(1,852,909)



The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


SAFETECH INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 1997 AND 1996


                                                1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                $ (1,156,674)  $   (567,532)
  Adjustments to reconcile net (loss)
    to net cash provided by (used in)
    operating activities:
  Minority Interest                           (427,345)      (358,467)
  Depreciation and Amortization                217,390        140,061
  (Increase) in Trading Securities             (73,661)          -
  Decrease (Increase) in Accounts
  Receivable                                   240,298       (361,793)
  Decrease (Increase) in Inventories             9,378       (629,730)
  Decrease (Increase) in Other Assets            5,089        (11,515)
  Increase in Accounts and
    Deposits Payable                           827,391        885,362
  (Decrease) Increase in Accrued Expenses      (45,976)       206,022
  Common stock of majority owned subsidiary
    issued in exchange for services               -            26,333

  Net cash (used in) operating activities     (404,110)      (671,259)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Property and Equipment          (480,131)      (331,963)
  Repayments on Notes Receivable and
    Investments                                979,000           -
  (Increase) in Notes Receivable               (81,751)          -
  (Increase) in Due from Officer              (145,409)       (93,710)

  Net cash (used in) investing activities      271,709       (425,673)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in Notes Payable                    100,000           -
  (Payments) on Long-Term Debt                  (4,956)          -
  Proceeds from Subordinated Debentures         25,000           -
  Proceeds from issuance of common stock
    by majority owned subsidiary                10,695      1,099,417
  Cash acquired in acquisition of Clearshield   -               6,484

  Net cash provided by financing activities    130,739      1,105,901

NET INCREASE (DECREASE) IN CASH                 (1,662)         8,969

CASH, AT BEGINNING OF PERIOD                    14,457          5,488

CASH, AT END OF PERIOD                    $     12,795   $     14,457


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

           SAFETECH INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997 AND 1996


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

  The Company has reported losses since its formation in September 1994.
  At March 31, 1997, the Company has negative working capital of $1,475,487 and deficit shareholders' equity of $343,976. To improve its financial position, the Company is engaged in efforts to (1) increase sales through increased production capacity, additional products, and additional customers and geographic markets; (2) reduce its operating costs; and (3) develop new products for use outside of the hurricane protection industry. There can be no assurance that the Company will be successful in these efforts.


Cash and Cash Equivalents
  For purposes of reporting cash flows, cash and cash equivalents includes cash in banks.

Fair Value of Financial Instruments
  Trading securities are accounted for in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". This accounting standard requires trading securities to be recorded at fair value (quoted market price) with any holding gains or losses included in earnings. Realized gains and losses are computed using the first-in, first-out method.

  The Company's other financial instruments are valued at cost which approximates fair value.

Accounts Receivable
  The Company's Clearshield of Palm Beach County, Inc. subsidiary uses the completed contract method of accounting for financial reporting purposes. Revenues and costs are recognized when the contract is substantially completed. Most contracts are of short duration taking only a few days to complete once the work commences. Contract deposits are recorded as a liability until the contract is substantially completed. Costs incurred on contracts in progress are not material at March 31, 1997 and 1996.

Inventories
  Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories by major class are as follows:

                                    1997           1996
       Raw Materials            $  219,969     $  106,895
       Finished Goods              430,020        553,472
                                $  650,989     $  660,367

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

       Manufacturing Equipment                 3 to 7 years
       Leasehold Improvements                  3 to 4 years
       Furniture, Fixtures & Office Equipment  5 to 7 years
       Vehicles                                     5 years

License Fee
  The Company's Clearshield subsidiary has entered into a License Agreement with Clearshield, Inc., an affiliate through common shareholders, providing exclusive rights to manufacture and distribute a patented hurricane shutter system throughout the state of Florida. The cost of the License was $350,000 and is being amortized on a straight line basis over the twenty year life of the agreement. Additionally, the License Agreement provides for the payment of a royalty based on sales of the patented product. Royalty expense for the years ended March 31, 1997 and 1996 was approximately $232,600 and $88,600, respectively.

Investments
  Long term investments at March 31, 1997 consist of a parcel of land held for resale and one mortgage note receivable. A second mortgage note receivable was paid in full during the year ended March 31, 1997.

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

Restricted Stock
  As of March 31, 1997 and 1996, there were 17,391,700 common shares issued and outstanding. Of these shares, 13,291,700 are restricted shares under Rule 144 of the Securities Act of 1933.

Net (Loss) per Share
  Net (Loss) per share is computed on the basis of the weighted average number of common and common equivalent shares outstanding during each period. Common equivalent shares outstanding for the year ended March 31, 1997 are not included in the Net (Loss) per share calculation as they are antidilutive. There were no common equivalent shares outstanding during the year ended March 31, 1996.

Use of Estimates
  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect reported amounts. Actual results may differ from reported amounts.

Concentration of Credit Risk
  The Company operates within one business segment with the majority of its sales in the state of Florida. The Companys largest customer, a national retail home improvement chain accounted for 40% and 30% of consolidated sales for the years ended March 31, 1997 and 1996, respectively.


2.     ACQUISITIONS AND DIVESTITURES

  On July 7, 1995, the Company, Archway and WLAI, an entity owned by the former majority stockholder of the Company, entered into an agreement to exchange shares of the Company's common stock for shares of Archway's common stock on a one-for-one basis. On July 14, 1995, all 13,291,700 outstanding shares of Archway were exchanged by the shareholders for restricted shares issued by the Company. In connection with the above referenced agreement, the Company sold the net operating assets of its textile and packaging divisions to WLAI. WLAI issued a note to the Company in the amount of $941,348 which is secured by 1,100,000 shares of stock of the Company owned by William Leibstone. The note was for a term of three years and bears interest at the rate of 9% per annum, compounded quarterly. The fair value of the Company as acquired was determined to be its net book value considering the values of the securities exchanged and the agreement to sell the net operating assets of the former operating divisions.

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


3.     FINANCING ARRANGEMENTS

  At March 31, 1997 and 1996, the Company's debt consisted of the following:

                                               1997          1996
  Notes Payable-
       Note Payable to Clearshield, Inc.
         with interest at 8%, payable in
         twelve monthly installments
         commencing in October 1995       $  150,000     $  150,000

       Note payable to former majority
         shareholder with interest at
         7%, payable in ten monthly
         installments commencing in
         July 1997                           100,000

                                          $  250,000     $  150,000

  Convertible Subordinated Debentures
    Payable                               $  250,000     $     -

  Long-term debt-
       Obligation under capital lease,
         with interest at 12.15%          $   24,819     $     -

       Less-current portion                    4,208

                                          $   20,611     $     -

  The note payable to Clearshield, Inc. represents a portion of the cost of the License Agreement with the Company's Clearshield subsidiary. No payments have been made on this note as of March 31, 1997.

  In March 1997, the Company offered up to $750,000 principal amount of 4% convertible subordinated debentures that mature March 31, 1998 in an offshore transaction under Regulation S of the Securities Act of 1933, as amended ("Securities Act"). As of March 31, 1997, the Company had received subscriptions for $250,000 of the debentures. Additional subscriptions totalling $500,000 were received subsequent to yearend.
  The offering terminates upon the earlier of the Company's acceptance of subscriptions for the full offering, or on April 30, 1997, unless extended for up to 90 additional days by the Company, or terminated earlier, at any time. The offering was extended by the Company until July 1997.

  The debentures are unsecured obligations of the Company and have not been registered under the Securities Act. Each of the debentures is convertible at the option of the holder at any time after 40 days following the issuance of such debenture and prior to maturity into shares of the Company's common stock at a conversion price of 75% of the five day average closing bid price per share as reported by the principal exchange over which the Company's common stock is traded. Subsequent to yearend, $250,000 of debentures were converted into 451,977 shares of the Company's common stock.


4.     NOTES RECEIVABLE

  On May 22, 1996, the Company, William Leibstone Associates, Inc.("WLAI"), William Leibstone and TTSB, Ltd., an Ohio limited liability company ("TTSB") entered into an agreement whereby TTSB purchased the WLAI note payable to the Company dated July 14, 1995 in the amount of $941,348, in exchange for a note from TTSB in the amount of $1,013,663. The TTSB note bears interest at the rate of 9% per annum, compounded semi-annually and payable at maturity, is due on May 22, 1998 and is secured by a pledge of 506,000 shares of stock in the Company assigned to TTSB by William Leibstone, which shares are being held by a financial intermediary on behalf of the Company. Under the terms of the Stock Pledge Agreement of the same date between the Company and TTSB, the Company can request partial prepayments of the note, which prepayments will be made with the proceeds of sales of the pledged shares. TTSB shall not be obligated to sell the pledged shares or make the prepayment unless it receives at least $2.28 per share for the first 200,000 shares and $2.50 for the remaining shares. The Company receives the first $2.00 per share as prepayment on the note. As of March 31, 1997, TTSB has sold 469,000 of the pledged shares, making prepayments on the note totalling $938,000.


5.     LEASE COMMITMENTS

  The Company leases certain of its facilities, equipment and vehicles under capital and operating leases. The following is an analysis of the assets under capital leases included in property and equipment at March 31, 1997. These assets are pledged as collateral under the capital lease obligation.



            Manufacturing Equipment            $ 29,775
            Less accumulated depreciation         1,631
                                               $ 28,144

  Future minimum lease payments on all leases as of March 31, 1997 are as follows:

                                            Capital      Operating
                                             Leases        Leases
       Year ending March 31,
          1998                            $   6,994      $ 198,535
          1999                                6,994        147,411
          2000                                6,994        118,433
          2001                                6,994        119,345
          2002                                4,663        121,849
          Thereafter                           -           139,809
                                             32,639      $ 845,382
       Less amount representing interest      7,820

          Present value                   $  24,819

  Total rental expense for operating leases charged to operations was approximately $153,000 in 1997 and $105,000 in 1996.


6.     INCOME TAXES

     The components of the provision for income taxes for the years ended March 31, 1997 and 1996 are comprised of the following:

                                                   1997           1996
            Current:
               Federal                         $     -        $     -
               State                                 -              -
                                                     -              -

            Deferred:
               Federal                               -              -
               State                                 -              -
                                                     -              -

                                               $     -        $     -


     The components of the net deferred tax assets and the related tax effects as of March 31, 1997 and 1996 are comprised of the following:









                                                   1997           1996
     Current Deferred Tax Assets:
        Bad debts                              $   30,860     $   27,003
        Inventory                                  13,337         13,206
        Accrued Expenses                           25,968           -
     Total Current Deferred Tax Assets             70,165         40,209
     Less Valuation Allowance                     (70,165)       (40,209)
        Net Current Deferred Tax Assets              -              -

     Noncurrent Deferred Tax Assets:
        Operating Loss Carryforwards             1,059,142        597,694
        Capital Loss Carryforwards                  73,081           -
     Total Noncurrent Deferred Tax Assets        1,132,223        597,694
     Less Valuation Allowance                   (1,132,223)      (597,694)
        Net Noncurrent Deferred Tax Assets           -               -

        Net Deferred Tax Assets           $     -     $     -

     For tax return purposes, the Company and its subsidiaries have net operating loss carryforwards approximating $2,787,000 that expire beginning in the year 2010 and capital loss carryforwards approximating $189,000 that expire in 2002. Due to limitations on the utilization of loss carryforwards resulting from ownership changes and separate return limitations and the uncertainty that the Company and its subsidiaries will be able to utilize the net operating losses, capital losses and temporary differences to offset future taxable income, a 100% valuation allowance has been recorded against the deferred tax assets.


7.   STOCK OPTIONS

     The Board of Directors approved the granting of stock options to the executive officers of the Company in connection with their approval of the officers' compensation packages. A total of 500,000 shares of the Company's stock has been reserved for stock options. Each of the officers receives an immediately vested grant on the first day of each month to purchase the stated number of shares at the prior monthend closing price of the Company's common stock. Each option is exercisable for five (5) years. The table below sets forth the status of the Company's stock options for the year ended March 31, 1997. There were no options outstanding during the year ended March 31, 1996.

                                                      Weighted-Average
                                            Shares      Exercise Price
     Outstanding at April 1, 1996              -
     Granted                                136,000        $ 1.35
     Exercised                                 -
     Forfeited                                 -
     Outstanding at March 31, 1997          136,000          1.35

  The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized in the accompanying financial statements related to stock options. The weighted average fair value of options granted during the year ended March 31, 1997 was $0.64, which was computed using the Black-Scholes model with the following assumptions: expected life of 3 years; expected volatility of 65%; and a risk free interest rate of 6%. Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates consistent with the method of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation", the Company's Net Loss and Net Loss per share for the year ended March 31, 1997 would have been $1,244,374 and $0.07, respectively.


8.   DUE FROM OFFICER

The Company has advanced funds to its Chief Executive Officer and a corporation in which he is the sole shareholder on an unsecured basis with no stated interest rate or repayment terms. Total advances as of March 31, 1997 and 1996 were $285,807 and $140,398, respectively.


9.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                   1997           1996
            Interest Paid                    $      547     $    5,924
            Income Taxes Paid                        -              -
            Property & Equipment financed
               under capital lease                 29,775           -

10.  LITIGATION

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

  Not withstanding the above, in September 1996, settlement in principle was reached in this matter, subject to documentation and execution of a settlement agreement. A motion was filed to abate the case and the court has entered an order closing the file for administrative purposes, while retaining jurisdiction for the purpose of enforcing the settlement. As of August 1, 1997, the documentation and execution of a settlement agreement is still pending. No adjustments have been made in the accompanying financial statements regarding this matter.

  Item 8.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure

  Refer to Form 8-K dated July 21, 1997 which is hereby incorporated by reference.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons

  The directors and executive officers of the Company are as follows. Directors are elected at the annual shareholders' meeting and serve until the next annual shareholders' meeting. The only family relationship amongst the directors and executive officers of the Company is that Misters David and Garey Herter are brothers.

                                                                 Director
        Name          Age         Position                        Since
Darrell L. Peterson   38   Chief Executive Officer, Director       1995
Patrick T. Sullivan   41   President, Director                     1995
John D. Herter        47   Treasurer, Director                     1995
Garey Herter          54   Secretary, Director                     1995
Bruce Livergood       55   Director                                1995
Richard J. Samuels    39   Chief Financial Officer                  n/a


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

Patrick T. Sullivan, joined the Company as President of Clearshield Manufacturing Corp. From 1987 to 1995, Mr. Sullivan was a First Vice President at both Prudential Securities and Smith Barney and is a Registered Investment Advisor. Mr. Sullivan was President and owner of Sullivan Construction, a builder of single and multi-family housing from 1982 to 1987. Mr. Sullivan is a graduate of Emery Riddle University where he earned a B.S. degree in Management.

John D. Herter, was the initial incorporator and President of Archway Capital Inc. During the first half of 1994, Mr. Herter was the President and Chief Executive Officer for Lamplighter Industries Inc., a company engaged in the manufacture and distribution of electroluminescent lighting panels. From 1991 to 1994, Mr. Herter was Director of Operations at Brooklyn Bow International, Inc., a manufacturer of soft goods for intimate apparel, children's wear and specialty packaging. Mr. Herter has a B.A. degree from the University of Southern California and is a Vice President of H & H Ventures, Inc. a business consulting firm. Mr. Herter resigned from the Board of Directors in May 1997.


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

Richard J. Samuels was the Chief Financial Officer and Treasurer of Wrisco Industries Inc. from June 1987 until he joined the Company in July 1996. Wrisco is a national distributor and value-added fabricator of prefinished aluminum, venetian blind components and other products. From August 1979 until June 1987, Mr. Samuels worked in the Cleveland office of Arthur Andersen, an international public accounting firm. Mr. Samuels is a CPA and has a B.S. degree in business from Indiana University. Mr. Samuels tendered his resignation in October 1997.


Item 10.  Executive Compensation

  The following table sets forth certain information with respect to the annual compensation of the Company's Chief Executive Officer for the years ended March 31, 1997 and 1996. No other executive officer received compensation exceeding $100,000 during these fiscal years.

                                      Annual Compensation
       Name and                                   Other        Stock
  Principal Position       Year       Salary   Compensation   Options
  Darrell L. Peterson,
  Chief Executive Officer  1997      $90,000     $ 8,000 (1)   50,000

                           1996       67,600      34,200 (2)     -

  (1) Other compensation includes Company provided group insurance and a car allowance.

  (2) Other compensation includes a bonus for past uncompensated services and Company provided group insurance.

  The Board of Directors approved the granting of stock options to the executive officers of the Company in connection with their approval of the officer's compensation packages. Each of the officers receives a grant on the first day of each month to purchase the stated number of shares at the prior monthend closing price of the Company's common stock. Each option is exercisable for five (5) years. No options were exercised during the year ended March 31, 1997.

  The table below sets forth the monthly stock options granted to the Company's Chief Executive Officer.


                                      Percent of
                           Number    Total Options
                             of       Granted to    Exercise
       Name and            Options   Employees in     Price   Expiration
  Principal Position       Granted    Fiscal Year   Per Share    Date
  Darrell L. Peterson,
  Chief Executive Officer   5,000        3.7%        $ 2.50     7/1/2001
                            5,000        3.7           2.00     8/1/2001
                            5,000        3.7           1.59     9/1/2001
                            5,000        3.7           1.50    10/1/2001
                            5,000        3.7           1.03    11/1/2001
                            5,000        3.7           1.12    12/1/2001
                            5,000        3.7            .93     1/1/2002
                            5,000        3.7           1.03     2/1/2002
                            5,000        3.7           1.00     3/1/2002
                            5,000        3.7           1.09     4/1/2002

  The directors of the Company do not receive compensation for serving in that
capacity.   They are reimbursed for certain travel related and other out-of-
pocket expenses incurred to attend Board of Directors and stockholder meetings.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth information as of June 30, 1997 with respect to the beneficial ownership of shares of common stock by (i) each person known by the Company to be the owner of more than five percent of the outstanding shares of common stock, (ii) the Company's Chief Executive Officer, (iii) each director of the Company, and (iv) all executive officers and directors of the Company as a group.

  Name and Address of           Amount and Nature of           Percent
     Beneficial Owner            Beneficial Ownership         of Class
  Darrell L. Peterson
  Chief Executive Officer ,
    Director
  2001A Australian Ave.
  Riviera Beach, FL 33404             3,250,000 (1)(2)         18.03%

  Patrick T. Sullivan
  President, Director
  2001A Australian Ave.
  Riviera Beach, FL 33404                52,000 (2)              .29%

  John D. Herter
  Treasurer, Director
  2001A Australian Ave.
  Riviera Beach, FL 33404               183,000 (2)             1.02%


  Name and Address of           Amount and Nature of           Percent
     Beneficial Owner            Beneficial Ownership         of Class
  Garey Herter
  Secretary, Director
  2001A Australian Ave.
  Riviera Beach, FL 33404             3,540,000 (1)            19.64%

  Bruce Livergood
  Director
  1002 S.E. First Street
  Boynton Beach, FL 33412               800,000                 4.44%

  Richard J. Samuels
  Chief Financial Officer
  2001A Australian Ave.
  Riviera Beach, FL 33404                22,000 (2)              .12%

  Gregory Kostrzecha
  2001A Australian Ave.
  Riviera Beach, FL 33404               960,000                 5.33%

  All Executive Officers and
    Directors as a Group
    (Six Persons)                     7,247,000                40.21%

  (1) Includes 600,000 shares owned by a company controlled by Mr. Peterson and Mr. Herter.

  (2) Includes stock options for 65,000, 52,000, 39,000 and 22,000 shares for Mr.'s Peterson, Sullivan, Herter and Samuels.



Item 12.  Certain Relationships and Related Transactions

  The Company has advanced funds to its Chief Executive Officer and a corporation in which he is the sole shareholder on an unsecured basis with no stated interest rate or repayment terms. Total advances as of March 31, 1997 were $285,807.

  The Company's Clearshield subsidiary has entered a License Agreement with Clearshield, Inc., an affiliate through common shareholders. The cost of the License Agreement was $350,000 plus a royalty on certain sales. Royalty expense for the year ended March 31, 1997 was approximately $232,600.












                                    PART IV

Item 13.  Exhibits and Reports on Form 8-K

(a)    The following documents are filed as part of this report:

  1. The Consolidated Financial Statements together with Report of Independent Certified Public Accountants are filed as Item 7 of this report.

  2.   Exhibits

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

           3.3 Certificate of Amendment of the Certificate of Incorporation of Bernstein/Leibstone Associates, Inc. dated January 31, 1997.

           4.1 Form of Common Stock Certificate of Bernstein/Leibstone Associates, Inc. was filed as an Exhibit to the Company's Registration Statement on Form S-18 filed on April 4, 1989 and is herein incorporated by reference.

           4.2 Confidential Regulation S Offering Memorandum dated March 17, 1997 for $750,000.00 Bernstein/Leibstone Associates, Inc. 4% Convertible Subordinated Debentures due 1998.

          10.1 License Agreement between Clearshield, Inc. and Clearshield Manufacturing Corp. dated March 10, 1995 was filed as an Exhibit to the Company's Form 10-K for the year ended March 31, 1996 and is herein incorporated by reference.
 .
          10.2 Lease for Riviera Beach, Florida manufacturing facility dated April 1, 1994 was filed as an Exhibit to the Company's Form 10-K for the year ended March 31, 1996 and is herein incorporated by reference.

          10.3 Lease for Riviera Beach, Florida distribution facility dated July 22, 1996 was filed as an Exhibit to the Company's Form 10-K for the year ended March 31, 1996 and is herein incorporated by reference.

          10.4 Agreement dated May 22, 1996 by and among the Company, TTSB, Ltd., William Leibstone Associates, Inc.,and William Leibstone was filed as an Exhibit to the Company's Form 10-K for the year ended March 31, 1996 and is herein incorporated by reference.

          11.1        Statement regarding computation of per share earnings

          21.1        Subsidiaries of Registrant

          27          Financial Data Schedule


(b) No reports on Form 8-K were filed for the three month period ended March 31, 1997.

                                SIGNATURES


  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  SAFETECH INDUSTRIES, INC.


  By:  /s/ Darrell Peterson                         Date:  November   , 1997
      Darrell Peterson, Chief Executive Officer


  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  By:  /s/ Darrell Peterson                         Date:  November   , 1997
      Darrell Peterson, Chief Executive Officer,
        and Director


  By:  /s/ Patrick T. Sullivan                      Date:  November   , 1997
      Patrick T. Sullivan, President and Director


  By:  /s/ Garey Herter                             Date:  November   , 1997
      Garey Herter, Secretary and Director


  By:  /s/ Bruce Livergood                          Date:  November   , 1997
      Bruce Livergood, Director

                           SAFETECH INDUSTRIES, INC.
                  FORM 10-K FOR THE YEAR ENDED MARCH 31, 1997
                               INDEX TO EXHIBITS


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

    3.3 Certificate of Amendment of the Certificate of Incorporation of Bernstein/Leibstone Associates, Inc. dated January 31, 1997.

    4.1          Form of Common Stock Certificate of
                 Bernstein/Leibstone Associates, Inc. was filed as an Exhibit to the Company's Registration Statement on Form S-18 filed on April 4, 1989 and is herein incorporated by reference.

    4.2 Confidential Regulation S Offering Memorandum dated March 17, 1997 for $750,000.00 Bernstein/Leibstone Associates, Inc. 4% Convertible Subordinated
                 Debentures due 1998.

   10.1          License Agreement between Clearshield, Inc. and
                 Clearshield Manufacturing Corp. dated March 10, 1995 was filed as an Exhibit to the Company's Form 10-K for the year ended March 31, 1996 and is herein incorporated by reference.

   10.2 Lease for Riviera Beach, Florida manufacturing facility dated April 1, 1994 was filed as an Exhibit to the Company's Form 10-K for the year ended March 31, 1996 and is herein incorporated by reference.

   10.3 Lease for Riviera Beach, Florida distribution facility dated July 22, 1996 was filed as an Exhibit to the Company's Form 10-K for the year ended March 31, 1996 and is herein incorporated by reference.


   10.4 Agreement dated May 22, 1996 by and among the Company, TTSB, Ltd., William Leibstone Associates, Inc.,and William Leibstone was filed as an Exhibit to the Company's Form 10-K for the year ended March 31, 1996 and is herein incorporated by reference.

   11.1          Statement regarding computation of per share earnings

   21.1          Subsidiaries of Registrant

   27            Financial Data Schedule

                                     EXHIBIT         3.3

                                                              F970317000686









CERTIFICATE OF AMENDMENT

             OF THE CERTIFICATE  OF INCORPORATION

             OF

             BERNSTEIN/LEIBSTONE ASSOCIATES, INC.

             Under Section 805 of the Business Corporation Law








Filer:
Incorporating Services, Ltd.
15 East North Street
Dover, Delaware 19901






                                                                970317000712

                                                                F970317000686


             CERTIFICATE OF AMENDMENT
 OF THE CERTIFICATE OF INCORPORATION
OF
            BERNSTEIN/LEIBSTONE ASSOCIATES, INC.

             UNDER SECTION 805 OF THE BUSINESS CORPORATION LAW


               WE, THE UNDERSIGNED, Darrell L. Peterson and Garey Herter, being respectively the Chairman of the Board of Directors and the Secretary of BERNSTEIN/LEIBSTONE ASSOCIATES, INC. hereby certify:

  1.   The name of the corporation is Bernstein/Leibstone Associates, Inc.

  2. The Certificate of Incorporation of said corporation was filed by the Department of State on April 16, 1962, under the original name Bernstein - Leibstone Associates, Inc.

  3. The First Restated Certificate of Incorporation was filed by the Department of State on February 1, 1989.

  4. The Second Restated Certificate of Incorporation was filed by the Department of State on March 31, 1989.

  5. The Certificate of Incorporation of said corporation is hereby further amended to effect a change of the corporate name as authorized by the Business Corporation Law:

  The First paragraph of the Certificate of Incorporation is hereby restated as amended to read as set forth herein:

  First: The name of the corporation is Safetech Industries, Inc.

  6. This amendment of the Certificate of Incorporation of Bernstein/ Leibstone, Inc. was authorized by vote of the Board of Directors of the corporation followed by the affirmative vote of the holders of a majority of all outstanding shares entitled to vote thereon at a meeting of the shareholders of said corporation duly called and held on the 18th day of December, 1996, a quorum being present throughout.

     In WITNESS WHEREOF, we have signed this Certificate of Amendment of the Certificate of Incorporation, this 31st day of January, 1997, and affirm that the statements made herein are true under the penalties of perjury.

/s/ Darrell Peterson                                    /s/ Garey Herter
Darrell Peterson                                        Garey Herter
Chairman of the Board                                   Secretary


bernst.1








  I hereby certify that the annexed copy has been compared with the original document in the custody of the Secretary of State and that the same is a true copy of said original.


Witness my hand and seal of the Department of State on MAR 19, 1997


SEAL
State of New York
Department of State
                                      /s/ Unknown
                                      Special Deputy Secretary of State

                               EXHIBIT 4.2


                                                      No.

                                                      Offeree



               CONFIDENTIAL REGULATION S OFFERING MEMORANDUM

                                $750,000.00
                   BERNSTEIN/LEIBSTONE ASSOCIATES, INC.
                         (a New York corporation)
              4% Convertible Subordinated Debentures due 1998


This Confidential Regulation S Offering Memorandum (this "Memorandum) is provided in connection with an offering (the "Offering") of up to $750,000.00 aggregate principal amount of 4% Convertible Subordinated Debentures due 1998 (the "Offering Debentures") of Bernstein/Leibstone Associates, Inc. (the "Company"). There is no minimum offering or escrow of investor funds until the Offering Termination Date (as defined). The Debentures (as defined) are being offered in an "offshore transaction", as defined in Regulation S ("Regulation S") promulgated pursuant to the United States Securities Act of 1933, as amended (the "Securities Act"), only to a limited number of prospective purchasers who are not "U.S. Persons", as defined in Regulation S. The Debentures will mature March 31, 1998. Interest on the Debentures will be paid at maturity. Each of the Debentures is convertible, at the option of the holder thereof, at any time after 40 days following the issuance of such Debentures, and prior to maturity, into shares ("Conversion Shares"), and, together with the Debentures, the "Securities) of the Company's common stock $.01 par value ("Common Stock"), at a conversion price of 75% of the five day average closing bid price per share of the Common Stock as reported by the NASDAQ OTC Bulletin Board or the principal exchange over which the Common Stock is traded prior to conversion. On March 17, 1997, the reported closing price of the Common Stock on the NASDAQ OTC Bulletin Board (symbol
BLAI
) was $ .87 per share.

The Debentures will be unsecured obligations of the Company and will be subordinated in right of payment to all existing and future Debt (as defined) of the Company. See "Description of Debentures Subordination".

This Offering shall terminate on April 30, 1997 (or at such earlier date as subscriptions are received for all shares), unless extended for a period of up to 90 days (the "Offering
Termination Date").

Prospective investors should carefully consider all matters contained herein before making an investment decision.

THE DEBENTURES AND THE COMMON STOCK ISSUABLE UPON THE CONVERSION OF THE DEBENTURES HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT AND, UNLESS SO REGISTERED, MAY NOT BE OFFERED OR SOLD IN THE UNITED STATES OR TO U.S. PERSONS (AS DEFINED IN REGULATION S OF THE SECURITIES ACT) EXCEPT PURSUANT TO AN EXEMPTION FROM, OR IN A TRANSACTION NOT SUBJECT TO, THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT AND APPLICABLE STATE SECURITIES LAW. ACCORDINGLY, THE DEBENTURES AND THE COMMON STOCK ISSUABLE UPON THE CONVERSION OF THE DEBENTURES OFFERED HEREBY ARE BEING OFFERED AND SOLD ONLY PURSUANT TO OFFERS AND SALES THAT OCCUR OUTSIDE THE UNITED STATES WITHIN THE MEANING OF REGULATION S UNDER THE SECURITIES ACT. SEE "NOTICE TO INVESTORS".


            Price to       Placement Fee( )                     Proceeds to
            Investors                                            Company (2)

Per Unit
Debenture(3)     $ 10,000.00    $  1,000.00                     $ 9,000.00

Total (4)(5)     $750,000.00     $75,000.00                    $675,000.00

(1) The Debentures are being offered on a "best efforts" basis by Bernstein/Leibstone Associates, Inc. (the "Company"). There can be no assurance that any or all of the Debentures being offered will be sold. In addition, the Company may offer the Debentures through registered broker-dealers. If the Debentures are sold through broker-dealers, they may receive commissions of up to 10% on Debentures sold by them. As of the date hereof, no broker-dealer has been retained by the Company to offer the Debentures. The table assumes that commissions will be paid with respect to all the Debentures being offered hereby. Subscription offers made are subject to acceptance by the Company.

(2) The proceeds to the Company set forth in the table have been computed before deduction of expenses that will be incurred in connection with this offering, including printing, legal, accounting, filing and other fees estimated at $10,000.00. The net proceeds to the Company, after deducting all expenses in connection with the Offering, are estimated to be $665,000.00, if all Debentures are sold through broker-dealers. See "Use of Proceeds".


MARCH 17, 1997
THIS OFFERING IS BEING MADE IN RELIANCE UPON REGULATION S FOR AN OFFER AND SALE OF SECURITIES OUTSIDE THE UNITED STATES OF AMERICA. EACH PURCHASER OF DEBENTURES OFFERED HEREBY WILL BE REQUIRED TO MAKE CERTAIN
ACKNOWLEDGEMENTS
, REPRESENTATIONS AND AGREEMENTS AS
SET FORTH UNDER "NOTICE TO INVESTORS." THE DEBENTURES HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OR ANY STATE SECURITIES LAWS AND, UNLESS SO REGISTERED, MAY NOT BE OFFERED OR SOLD IN THE UNITED STATES OR TO U.S. PERSONS (AS DEFINED IN REGULATION S) EXCEPT PURSUANT TO AN EXEMPTION FROM, OR IN A TRANSACTION NOT SUBJECT TO, THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT AND APPLICABLE STATE SECURITIES LAWS.

  THIS MEMORANDUM IS SUBMITTED ON A CONFIDENTIAL BASIS TO A LIMITED NUMBER OF INVESTORS FOR INFORMATIONAL USE SOLELY IN CONNECTION WITH THE CONSIDERATION OF THE PURCHASE OF THE DEBENTURES. ITS USE FOR ANY OTHER PURPOSE IS NOT AUTHORIZED. IT MAY NOT BE COPIED OR REPRODUCED IN WHOLE OR IN PART NOR MAY IT BE DISTRIBUTED OR ANY OF ITS CONTENTS BE DISCLOSED TO ANYONE OTHER THAN THE PROSPECTIVE INVESTORS TO WHOM IT IS SUBMITTED. THIS MEMORANDUM, AS WELL AS OTHER MATERIALS THAT SUBSEQUENTLY MAY BE PROVIDED BY THE COMPANY, SHALL BE PROMPTLY RETURNED TO THE COMPANY IF THE RECIPIENT DECIDES NOT TO PROCEED WITH THE INVESTIGATION OF, OR PARTICIPATION IN, THE OFFERING OR IF THE OFFERING IS TERMINATED.

  IN MAKING AN INVESTMENT DECISION REGARDING THE SECURITIES OFFERED HEREBY, PROSPECTIVE INVESTORS MUST RELY ON THEIR OWN EXAMINATION OF THE COMPANY AND THE TERMS OF THE OFFERING, INCLUDING THE MERITS AND RISKS INVOLVED. THE CONTENTS OF THIS MEMORANDUM ARE NOT TO BE CONSTRUED AS LEGAL, BUSINESS OR TAX ADVICE. EACH PROSPECTIVE INVESTOR SHOULD CONSULT ITS OWN COUNSEL, ACCOUNTANT AND OTHER ADVISORS AS TO LEGAL, TAX, BUSINESS, FINANCIAL AND RELATED ASPECTS OF A PURCHASE OF THE SECURITIES.

  EACH PROSPECTIVE PURCHASER OF THE SECURITIES MUST COMPLY WITH ALL APPLICABLE LAWS AND REGULATIONS IN FORCE IN ANY JURISDICTION IN WHICH IT PURCHASES, OFFERS OR SELLS THE SECURITIES OR POSSESSES OR DISTRIBUTES THIS MEMORANDUM AND MUST OBTAIN ANY CONSENT, APPROVAL OR PERMISSION REQUIRED BY IT FOR THE PURCHASE, OFFER OR SALE BY IT OF THE SECURITIES UNDER THE LAWS AND REGULATIONS IN FORCE IN ANY JURISDICTION TO WHICH IT IS SUBJECT OR IN WHICH IT MAKES SUCH PURCHASES, OFFERS OR SALES, AND THE COMPANY SHALL NOT HAVE ANY RESPONSIBILITY THEREFORE.

  THE SECURITIES DESCRIBED HEREIN HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OR THE SECURITIES LAWS OF ANY STATE OR OTHER JURISDICTION. THE SECURITIES HAVE NOT BEEN APPROVED OR DISAPPROVED BY THE SECURITIES AND EXCHANGE COMMISSION OR ANY STATE SECURITIES COMMISSION OR OTHER REGULATORY AUTHORITY, NOR HAVE ANY OF THE FOREGOING AUTHORITIES PASSED UPON OR ENDORSED THE MERITS OF THIS OFFERING OR THE ACCURACY OR ADEQUACY OF THIS MEMORANDUM. ANY REPRESENTATION TO THE CONTRARY IS UNLAWFUL.

  NO PERSON HAS BEEN AUTHORIZED TO GIVE ANY INFORMATION OR TO MAKE ANY REPRESENTATION NOT CONTAINED HEREIN. IF GIVEN OR MADE, SUCH INFORMATION OR REPRESENTATION MUST NOT BE RELIED UPON. THIS MEMORANDUM SHALL NOT CONSTITUTE AN OFFER TO SELL, OR A SOLICITATION OF AN OFFER TO BUY, THE SECURITIES IN ANY JURISDICTION IN WHICH, OR TO ANY PERSON TO WHOM IT IS UNLAWFUL TO MAKE SUCH AN OFFER.
NEITHER THE DELIVERY OF THIS MEMORANDUM NOR THE SALE MADE HEREUNDER, SHALL UNDER ANY CIRCUMSTANCES CREATE ANY IMPLICATION THAT INFORMATION CONTAINED HEREIN IS CORRECT AS TO ANY TIME SUBSEQUENT TO THE DATE HEREOF.


                       SUMMARY OF THE OFFERING

  An investment in the Debentures is speculative and involves a high degree of risk. The Debentures should not be purchased by persons who cannot afford the loss of their entire investment. The following summary should be read in conjunction with, and is qualified in its entirety by the more detailed information contained in this Memorandum.


             The Offering - Summary of Terms of the Debentures

Securities Offered         $750,000.00 principal amount of 4%
                           Convertible Subordinated Debentures due
                           March 31, 1998.

Interest Payments          Each Debenture will bear interest at a
                           rate of 4% per annum from the date such
                           Debenture is issued, payable on March
                           31, 1998.

Conversion            Each of the Debentures is convertible at the
                      option of the holder at any time after 40 days following the issuance of such Debenture and prior to maturity into shares of Common
                      Stock at a conversion price of 75% of the five day average closing bid price per share of the Common Stock as reported by the NASDAQ
                      OTC Bulletin Board or the principal exchange over which the Common Stock is traded prior to conversion. See "Description of
                      Debentures - Conversion".

Ranking                    The Debentures will be unsecured
                           obligations of the Company and will be
                           subordinated in right of payment to all
                           existing and future Senior Debt (as
                           defined) of the Company.  See
                           "Description of Debentures".

Transfer Restrictions The Debentures offered hereby have not been registered under the Securities
                      Act, and such Debentures and the Common
                      Stock issuable upon conversion thereof
                      are subject to certain restrictions on
                      transfer.  See "Notice to Investors".

Use of Proceeds       The net proceeds will be used for working
                      capital, and for general corporate purposes.
                      See "Use of Proceeds".



Termination of
the Offering               The Offering of Debentures hereby will
                           terminate upon the earlier of the
                           Company's acceptance of subscriptions
                           for all $750,000.00 aggregate principal
                           amount of 4% Convertible Subordinated
                           Debentures due 1997 or on April 30,
                           1997, unless extended for up to 90
                           additional days by the Company or
                           terminated earlier, at any time.  See
                           "Subscription and Sale" and "Notice to
                                                      Investors" below.

                    RISK FACTORS

  Prospective investors should consider carefully the following factors, among others, as well as the factors discussed under "Business", prior to making any investment decision with respect to the Debentures.


  RISK THE ENTIRE OFFERING MAY NOT BE SOLD: Because subscriptions to this Offering may be accepted by the Company from time to time, it is possible that subscriptions will be accepted for less than the ful offering amount. To the extent that subscriptions are accepted totaling less than $750,000 are accepted, the Company may require additional capital.

  ABILITY TO REPAY INDEBTEDNESS. The Company has made no provision for a sinking fund. The ability of the Company to repay the principal amount plus accrued interest of the Debentures will be dependent on profitable operations of the Company in the future, and possibly, on the ability of the Company to obtain additional financing.

  NO DIVIDEND: The Company has not paid any dividends on its common stock and does not anticipate the payment of dividends on the
Common Stock in the foreseeable future.   Accordingly, any investor
who anticipates the need for dividends from the investment should not purchase the Debentures.

  LACK OF SEC REVIEW: Because the Offering has not been registered under the Securities Act, this Memorandum has not been reviewed by the SEC. Review by the SEC may have resulted in additional disclosure by the Company.

  TRANSFER RESTRICTIONS ON DEBENTURES; ABSENCE OF PUBLIC MARKET FOR
DEBENTURES: The Debentures and the Conversion Shares have not been registered under the Securities Act and are being offred and sold
outside the United States to Non-U.S. persons in reliance upon Regulation S. There is no public market for the Debentures and the Company does not intend to list the Debentures on any national securities exchange or to seek the admission for trading in the

Nasdaq
 system. Thus, potential investors should be aware that the transfer or resale of the Debentures is limited by any and all applicable securities laws. If Debenture holders wish to transfer such Debentures in the future, they may only be transferred ( i
)in
a transaction complying with the provision of Rule 904 under the Securities Act, (ii) pursuant to an exemption from registration under the Securities Act, or (iii)pursuant to an effective registration statement.

    VOLATILITY OF STOCK PRICE: The Company s business can be very cyclical in nature. As a result the Company s common stock may experience substantial price volatility.



  CONTROL BY CURRENT SHAREHOLDERS: Assuming the conversion of the
Debentures into COMMON SHARES, the current officers and directors of the Company will continue to maintain control over the operations of the Company.

  COMPETITION: The Company faces intense competition in the hurricane shutter industry. Although the Company clear hurricane shutter technology is patented, the Company faces intense competition from other companies offering similar products. Many of these companies are better capitalized and have the ability to spend significant amounts for advertising their products.

  NEW PRODUCT DEVELOPMENT: The Company is attempting to broaden its product base and is currently testing a plastic wood product substitute There can be no assurances that the Company will be successful in developing this product or that the product will be accepted in the market.




  ADDITIONAL RISKS: The foregoing list of risk factors does not purport to be a complete discussion of the risks involved in this Offering. In that regard, each prospective investor is urged to review all corporate documents and all desired questions of the officers and directors of the Company before determining whether to purchase any of the Debentures.

                                 BUSINESS

  Historically, the Company operated two divisions; a packaging division that designed and marketed a complete line of flexible and rigid packaging, and a Textile division that supplied blind and handicapped workshops with the textiles required to fulfill state and federal government contracts.

  On July 7, 1995, Bernstein/Leibstone Associates, Inc.(the "Company"), Archway Capital, Inc. ("Archway") and William Leibstone Associates, Inc. ("
WLAI
"), an entity owned by the former majority stockholder of the Company, entered into an agreement to exchange shares of the Company's common stock for shares of Archway's common stock on a one-for-one basis. On July 14, 1995, all outstanding shares of Archway were exchanged by the shareholders for restricted shares issued by the Company. The agreements further provided for the sale of the former packaging and textile divisions to WLAI in
exchange for a note in the amount of $941,348 which is secured by 1,100,000 shares of stock in the Company owned by William Leibstone. As a result of these transactions, the Company's continuing operations are those of Archway and its subsidiaries. Archway was formed in September 1994 as a holding company for the purpose of investing in other businesses and providing management expertise in such subsidiaries with the intention of developing new products, ideas and techniques in areas of business clearly identified as unique or niche markets.

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

Clearshield
 .
Clearshield
's wholly owned subsidiaries,
Clearshield

of Palm Beach County, Inc. and
Palmco
 Builders Inc. are engaged in
the retail sale and installation of hurricane protection products, respectively. In October 1995, PC International Trading Corp. ("PC"), a wholly owned subsidiary of Archway, was organized for the purpose of distributing recycled plastic and hardware supplies. PC's primary customer is
Clearshield
 .

  Substantially all of the Company's operations are in only one industry segment - the manufacture, distribution and installation of hurricane protection systems. The Company had no significant export sales. As such, no separate industry segment information is presented.

PRODUCTS

  The Company's primary operating group is Clearshield
 and its
subsidiaries which are 57% owned by the Company.
Clearshield
 was
incorporated in the State of Florida in March 1994.
Clearshield
's
principal product is a transparent storm shutter assembly that is lightweight and of relatively simple construction, easy to install and remove, and capable of sufficiently resisting direct impacts from windborne debris during a storm. The storm shutter assembly is used to protect glass windows and doors in homes, office buildings and other walled structures from the destructive forces associated with storm systems such as hurricanes. The system includes corrugated panels of a shatter resistant, transparent and opaque polycarbonate material that is secured to a walled structure using various mounting hardware and configurations.

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


Clearshield
 manufactures the product under the authority of a License Agreement with
Clearshield
, Inc., an affiliate through
common shareholders.
Clearshield
, Inc. is the owner of the

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

  The clear panel is manufactured from clear polycarbonate which isreadily available from a number of suppliers. Clearshield has also developed the technology to manufacture a colored panel using recycled polycarbonate in a ground or pelletized form. The regrindis also readily available from a number of suppliers.

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

EMPLOYEES

  At March 31, 1996, the Company had a work force of approximately 60 people, all of whom are leased by the Company from an employee leasing company. None of the Company's work force is represented by a collective bargaining unit and the Company considers its relations with its work force to be good.

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

LEGAL PROCEEDINGS

The Company's Clearshield subsidiary is a party in a lawsuit entitled Clear Investments, Inc. vs. Clearshield Manufacturing Corp., Case No. CL 94-5898 AF. now pending in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, where a former director and attorney for Clearshield, through his company, Clear Investments, Inc. has filed suit to receive 600,000 shares of stock of Clearshield that were originally allocated to him in May 1994. Subsequent to that time, the former director and attorney resigned from Clearshield as director and attorney. The Company has retained counsel and believes they have a meritorious defense to the allegations contained in the complaint.

  Notwithstanding the above, in September 1996, settlement in principle was reached in this matter, subject to documentation and execution of a settlement agreement. A motion was filed to abate the case and the court has entered an order closing the file for administrative purposes, while retaining jurisdiction for the purpose of enforcing the settlement.

MARKET FOR REGISTRANT'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

  The common stock of the Company has been traded over-the-counter since May 15, 1989 and is quoted electronically through the National Association of Securities Dealers' Electronic Bulletin Board under the symbol BLAI. The high, low and closing prices per share of the common stock for the years ended March 31, 1997 and 1996 appear in the following table:

                         Year ended March 31, 1997

  Quarter             High           Low              Close
  First               $2.69          $1.37          $2.50
  Second               3.19           1.25           1.50
  Third                1.69            .68            .93

                         Year ended March 31, 1996

  Quarter             High           Low              Close
  First               $1.12          $ .50          $ .50
  Second               2.75            .44           2.19
  Third                2.25            .94           1.09
  Fourth               2.69           1.00           1.91

  As of March 31, 1996, there were approximately 245 shareholders of record of the Company's common stock, without taking into account any shares held in street name by nominees.


SELECTED FINANCIAL DATA

                                            Fiscal Years Ended March 31
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


MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The composition of the Company changed dynamically between 1995 and 1996 with the acquisition of a majority interest in Clearshield and the business combination between Archway and the Company. As such, period to period comparisons of the Company's financial results are not necessarily meaningful. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.]

LIQUIDITY AND CAPITAL RESOURCES

  As a result of the above discussed acquisitions, the Company's working capital increased from $121,370 to $588,529. The Company owns all of its manufacturing equipment, leasing only its facilities. The Company's only debt is an unsecured note payable to
Clearshield
, Inc., an affiliate through common stockholders, related to the License Agreement to manufacture the Clearshield product.

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

  During 1996, the Company completed the development of a colored hurricane panel which is more cost competitive with alternate products than the clear panel sold by the Company. The Company incurred sizeable costs in developing the point of sale displays and promotional materials needed to sell its products through retail home improvement stores. These development costs will not be repeated as sales expand. Additionally, with an increase in sales and production capacity necessary to meet that demand, the Company expects a reduction in its operating costs as a percent of sales as it further leverages its resources; human, physical and mechanical.
  Interest income primarily is from interest on the note received in the sale of the Company's former packaging and textile divisions. This amount will decrease in the future as a substantial portion of the note was prepaid subsequent to year end.


 USE OF PROCEEDS

The net proceeds to the Company from the Offering assuming full subscription of $750,000.00 of the Offering Debentures, after deducting estimated commission and offering expenses payable to the Company, are approximately $665,000.00, all of which are intended to be used for working capital and general corporate purposes.

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


  Darrell L. Peterson, was Vice President and Chief Financial
Officer of the
Marbledge
 Group, Inc. and its subsidiaries from 1993
to 1994 and President of one of it's subsidiaries from 1991 to 1994 before joining the Company.
Marbledge
 and its subsidiaries were
involved in the manufacture, sales and distribution of natural stone products. Mr. Peterson has also worked in the real estate development business and securities business. Mr. Peterson has a B.S. degree in Accounting from Long Island University and currently serves on the Board of Directors of Clearshield
, Inc. and H & H
Ventures, Inc., a business consulting firm.

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

  John D. Herter was the initial incorporator and President of Archway Capital Inc. During the first half of 1994, Mr. Herter was the President and Chief Executive Officer for Lamplighter
Industries Inc., a company engaged in the manufacture and distribution of electroluminescent lighting panels. From 1991 to 1994, Mr.Herter was Director of Operations at Brooklyn BowInternational, Inc., a manufacturer of soft goods for intimate apparel, children's wear and specialty packaging. Mr. Herter has a B.A. degree from the University of Southern California and is a Vice President of H & H Ventures, Inc. a business consulting firm.

Garey Herter, currently serves on the Board of Directors of Clearshield
, Inc., PRIDE Inc., a not-for-profit probation services company and H & H Ventures, Inc., a business consulting firm of which he is also the President. Mr. Herter was Chief
Administrative Assistant to the Public Defender, Fifteenth Judicial
Circuit, for the State of Florida from 1984 to 1993. Prior to that time, Mr. Herter had a career in the United States Navy from which he retired as a Chief Petty Officer in 1984.

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

                               Annual Compensation
Name and                                                          Other
Principal Position                   Salary                    Compensation

Darrell L. Peterson,
Chief Executive Officer              $67,600                    $34,200 ( )

( )    Other compensation includes a bonus for past uncompensated services and Company provided group insurance.

  The directors of the Company do not receive compensation for
serving in that capacity.   They are reimbursed for certain travel
related and other out-of-pocket expenses incurred to attend Board of Directors and stockholder meetings.

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

Darrell L. Peterson
Chief Executive Officer,
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



                DESCRIPTION OF THE CAPITAL STOCK

  The total number of shares that the Company is authorized to issue is 20,000,000 shares of common stock at a par value of $.01 per share of which 17,391,700 are issued and outstanding. The holders of Common Stock are entitled to one vote for each share held of record on all matters on which the holders of Common Stock are entitled to vote.


                      TAX CONSIDERATIONS

  The tax consequences for foreign investors are varied depending upon the jurisdiction of the purchasers. As a result, each prospective purchaser should consult his or her tax advisor as to the particular tax consequences of purchasing, holding, converting and disposing of the debentures, including the applicability and effect of any federal, state, local or foreign tax laws.


                   SUBSCRIPTION AND SALE


  Each prospective investor desiring to purchase Debentures should complete and execute the Subscription Agreement delivered with this Memorandum. Investors are required to fill in the aggregate principal amount of the Debentures to be purchased at the end of the Subscription Agreement. The executed copies of the Subscription Agreement together with the proper payment should be returned to the Company. The Company reserves the right in its sole discretion to reject any subscriptions in whole or in part.
If the Company rejects a subscription, all funds paid by that subscriber will be returned without interest or deduction.
                     NOTICE TO INVESTORS

  The Debentures and the Conversion Shares have not been registered under the Securities Act and may not be offered or sold in the United States or to , of for the account or benefit of, U.S. persons except in accordance with applicable exemption from registration requirements thereof. Accordingly, the Debentures are only being offered and sold outside of the United States to Non U.S. persons as defined in, and in reliance upon, Regulation S. Regulation S defines Non U.S. person as a person who is not: ( i
)
a natural person resident in the United States, (ii) a partnership or corporation organized or incorporated under the laws of the Untied States, (iii) an estate of which any executor or administrator of the estate who is not a U.S. person has sole or shared investment discretion with respect to the assets in the estate and the estate is governed by foreign law, (iv) an agency or branch of a foreign entity located in the United States(v) a =non-discretionary account held by a dealer or other fiduciary for the benefit or account of a U.S. person, or (v) a partnership or corporation organized or existing under the laws of any foreign jurisdiction and formed by a U.S. person principally for the purpose of investing in securities not registered under the Act unless it is organized or incorporated, and owned by accredited investors (as defined in Rule 501(a) under the Securities Act, who are not natural persons , estates or trusts.

  Each investor will be required to represent that the Debentures are being acquired for such investor s own account, that such investor acknowledges that the Debentures and the Common Stock issuable upon conversion thereof, have not been registered under the Act and may not be sold except as permitted by applicable statute, and that the investor acknowledges that to insure compliance with applicable securities laws a restrictive legend may be placed upon the Debentures.

                      ADDITIONAL INFORMATION

  The Company hereby offers to each prospective investor or their representative the opportunity to ask questions of officer of the Company concerning the terms and conditions of this Offering and the affairs of the Company and to obtain access to all documents, records, books and information desired in order to n=make an informed investment decision regarding the Debentures offered hereby or to verify or supplement the information in this Memorandum.

THE DEBENTURES AND THE SHARES OF COMMON STOCK ISSUABLE UPON CONVERSION OF THE DEBENTURES (COLLECTIVELY THE "SECURITIES") HAVE NOT BEEN REGISTERED WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION UNDER THE SECURITIES ACT OF 1993, AS AMENDED (THE "ACT"), OR THE SECURITIES COMMISSION OF ANY STATE UNDER ANY STATE SECURITIES LAW. THE SECURITIES ARE BEING OFFERED PURSUANT TO THE REGULATION S (REGULATION "S") PROMULGATED UNDER THE ACT. THE SECURITIES MAY NOT BE OFFERED, SOLD OR OTHERWISE TRANSFERRED WITHIN THE UNITED STATES OR TO OR FOR THE ACCOUNT OR BENEFIT OF U.S. PERSONS (AS SUCH TERM IS DEFINED IN REGULATION S) UNLESS THE SECURITIES ARE REGISTERED UNDER THE ACT AND APPLICABLE STATE SECURITIES LAWS, OR SUCH OFFERS, SALES AND TRANSFERS ARE MADE PURSUANT TO AN AVAILABLE EXEMPTION OR SAFE HARBOR FROM THE REGISTRATION REQUIREMENTS OF THOSE LAWS. TERMS USED ABOVE HAVE THE MEANING GIVEN TO THEM BY REGULATION S.

             BERNSTEIN/LEIBSTONE ASSOCIATES, INC. ("Company")
                         (a New York corporation)

         4% CONVERTIBLE SUBORDINATED DEBENTURE DUE MARCH 31, 1998

$                                                     March     , 1997

  FOR VALUE RECEIVED, the undersigned Bernstein/Leibstone Associates, Inc., a corporation duly incorporated and existing under the laws of New York (the "Company"), hereby unconditionally
promises to pay                   ("Holder"), the principal sum of
                    United States dollars (U.S. $ ) on March 31,
1998 (the "Maturity Date") upon presentation and surrender hereof and to pay any interest on any principal outstanding hereunder, commencing on the date of execution, at the rate of 4% per annum until the principal hereof is paid. This debenture ("Debenture") is one of a series of 4% Convertible Subordinated Debentures dated the date hereof in the original aggregate principal amount of U.S. $[$750,000.00](the "Debentures"). All Debentures of this issue rank equally and ratable without priority over one another, notwithstanding the date of issuance thereof.

  Interest shall be calculated on the basis of a 360 day year comprised of twelve 30-day months. Interest shall continue to accrue and shall not be due and payable until the maturity of this obligation.

  Any payments made under this obligation shall first be applied to outstanding accrued interest and the remainder to principal. All payments of principal of this Debenture shall reduce the unpaid principal balance due hereunder but shall not extinguish this Debenture until the principal balance and all accrued interest hereon has been paid in full.

  Holder shall have the right, at its option, at any time 40 days after the date hereof and prior to the close of business March 31, 1998, to convert all, but not less than all, of such Debenture at the outstanding principal amount thereof, into fully paid and non-assessable shares (the "Conversion Shares") of the common stock, $.01 value ("Common Stock"), of the Company at a conversion price equal to 75% of the five day average closing bid price per share of the Common Stock as reported by the NASDAQ Over-The-Counter Bulletin Board (or the principal exchange over which the Common Stock is traded.

  Before Holder shall be entitled to convert the principal into shares of Common Stock, Holder shall surrender this Debenture to the Company, and shall give written notice in substantially the form attached hereto to the Company, at 2001A
 Australian Avenue,
Riviera Beach, Florida 33404, that Holder elects to convert the principal into shares of Common Stock.

  The Company will, as soon as practicable after such surrender of this Debenture accompanied by the written notice and the statement above prescribed, issue and deliver to Holder or to its nominee or nominees, certificates for the number of shares of Common Stock which Holder shall request and to which Holder shall be entitled hereunder and payment in cash or by Company check of any unpaid but accrued interest through the date of the surrender of the Debenture. Subject to the following provisions of this paragraph, such conversion shall be deemed to have been made as of the date of such surrender of this Debenture; and Holder shall be treated for all purposes as the record holder or holders of such Common Stock on such date. The Company shall not be required to convert, and no surrender of this Debenture shall be effective for that purpose, while the stock transfer books of the Company are closed for any purpose, but the surrender of this Debenture for conversion during any period while such books are closed shall become effective for conversion immediately upon the reopening of such books, as if the conversion had been made on the date such shares were surrendered, and at the conversion rate set forth above.

  In lieu of issuing any fraction of a share upon the conversion of this Debenture, the Company shall pay to the Holder hereof, for any fraction of a share otherwise issuable upon such conversion, cash equal to the same fraction of the then closing bid price of the Common Stock as reported by the NASDAQ OTC Bulletin Board (or the principal exchange over which the Common Stock is traded) on the trading day preceding such conversion.

  In case of any reclassification of the Common Stock, any consolidation of the Company with, or merger of the Company into, any entity, any merger of any entity into the Company (other than a merger which does not result in any reclassification, conversion, exchange or cancellation of outstanding shares of Common Stock), any sales or transfer of all or substantially all of the assets of the Company, or any compulsory share exchange whereby the Common Stock is converted into other securities, cash or other property, then provisions shall be made such that the Holder of this Debenture shall have the right thereafter, during the period that this Debenture shall be convertible, to convert this Debenture only into the kind and amount of securities, cash and other property receivable upon such reclassification, consolidation, merger, sale, transfer or share exchange.

  The Company shall at all times reserve and keep available out of its authorized and unissued Common Stock, solely for the purpose of effecting the conversion of principal hereunder, such number of shares as shall from time to time be sufficient to effect the conversion of all principal hereunder, from time to time outstanding. The Company shall from time to time increase the authorized amount of its Common Stock if at any time the number of shares of Common Stock remaining unissued shall not be sufficient to permit the conversion of all of the then outstanding principal Common Stock.

  The Company will pay any and all issue and other taxes that may be payable in respect of any issuance or delivery of shares of Common Stock on conversion of this Debenture pursuant hereto.

  Payment of principal and interest with respect to the Debentures is subordinated, in right of payment to all existing and future Senior Debt. Senior Debt of the Company as used herein means any (
i
) Existing Indebtedness (as defined below); (ii) Institutional
Debt (as defined below); and (iii) Purchase Money Obligations (as defined below). "Existing Indebtedness" is all indebtedness of the Company, other than the Debentures, outstanding on the first date of issuance of any Debenture, whether secured or unsecured, and any deferrals, renewals or extensions of such indebtedness or any premium, bonds, notes evidencing such indebtedness. "Institutional Debt" is the principal of and premium, if any, and interest on, and any other payment due pursuant to the terms of, instruments creating or evidencing indebtedness hereafter created, incurred, assumed or guaranteed by the Company as of the date hereof or indebtedness of the Company outstanding or guaranteed by the Company as of the date hereof or indebtedness hereafter created, incurred thereof, which is payable to banks or other traditional long-term institutional lenders such as insurance companies and pension funds. "Indebtedness", as applied to any entity, means any indebtedness, contingent or otherwise in respect to borrowed money (whether or not the recourse of the lender is to the whole of the assets of such entity or only to a portion thereof), as evidenced by bonds, notes, debentures or similar instruments, letters or credit, or otherwise, or representing the deferred and unpaid balance of the purchase price of any property or service or interest thereon, of and to the extent such indebtedness would appear as a liability upon a balance sheet of such entity prepared on a consolidated basis in accordance with generally accepted accounting principles. "Purchase Money Obligations" are obligations which would enable the Company, or any parent or subsidiary now existing or hereafter created, to finance the acquisition of stock or assets, and include indebtedness to third parties for the purpose of financing any such acquisition.

  The Debentures may be declared due prior to the Maturity Date in accordance with the terms of the following sentence, and voluntary prepayments may be made without premium or penalty. Upon the ( i
)
failure of the Company to pay any interest or principal payment when due, (ii) the default in the due observance or performance of any covenant, condition or agreement on the part of the Company to be observed or performed pursuant to the terms of the Debentures,
(iii) the entry, by a court having jurisdiction in the premises, of a decree or order for relief in respect of the Company in a voluntary or involuntary case or proceeding under any applicable bankruptcy, insolvency, reorganization or other similar law now or hereafter in effect, or the appointment of a receiver, liquidator, assignee, custodian, trustee, sequestrator (or similar official) of the Company or the order to wind-up or liquidate the affairs of the Company and such decree or order shall remain unstayed and in effect for a period of 60 consecutive days, and the passage of 30 days following the giving of notice by any Holder to the Company of any occurrence of the events set forth in clauses (i) or (ii) above, without a cure thereof by the Company shall, upon the written notice of the Holders of greater than 50% of the outstanding Debentures, mature the Debentures, and the principal then remaining unpaid with interest then accrued shall at once become due and payable, Failure to accelerate making or to exercise any right or remedy in the case of any one or more such failures shall not preclude the acceleration of maturity or the exercise of any right or remedy in the case of one or more subsequent such failures.

  During the period of any default, the amounts owed under the Debentures, including the principal outstanding and all interest accrued, shall earn interest at the rate of 12% per annum.

  No shareholder, director, officer or employee, as such, past, present or future, of the Company or any successor corporation shall have any personal liability in respect of the obligations of the Company under the Debenture by reason of his, her or its status as such shareholder, director, officer or employee. Each Holder of a Debenture by accepting Debenture waives and releases all such liability. The waiver and release are part of the consideration for issuance of the Debentures.

  The Company and all parties now or hereafter liable for the payment hereof, whether as endorser, guarantor, surety or otherwise, severally waive demand, presentment for payment, notice of dishonor, protest and notice of protest, diligence in collecting or bringing suit against any party hereto, and all other notices (except as otherwise specifically set forth herein) and agree to all extensions, renewals, indulgences, releases or changes which from time to time may be granted by the Holder hereof and to all partial payments hereon, with or without notice, before or after maturity

  No assignment or transfer of this Debenture shall be effective until and unless such transfer has been registered on the books of the Company; furthermore, each such request for transfer shall be in the form of the attached Assignment of Debenture and shall be accompanied by such legal opinions (regarding the matters addressed in the introductory legend to this Debenture) and certificates of Holder and the transferee, as the Company may reasonably request.

  The Holder shall not, by virtue hereof, be entitled to any rights of a shareholder in the Company, either at law or in equity except as otherwise provided herein, and the rights of the Holder are limited to those expressed in this Debenture.

  If the Holder of this Debenture shall institute any action to enforce the collection of any amount of principal of and/or interest of this Debenture, there shall be immediately due and payable from the Company, in the event the Holder of this Debenture prevails in such action, in addition to the then unpaid sum of this Debenture, all reasonable costs and expenses incurred by the holder in connection therewith, including without limitation, reasonable attorneys fees and disbursements.

  The terms of the Debentures may be amended with the consent of the holders of a majority in principal amount of the Debentures then outstanding, any existing default may be waived with the consent of the Holders of a majority in principal amount of the Debentures then outstanding. Without the consent of any Holder, the Debenture may be amended to cure any ambiguity, defect or inconsistency, or to make any change that does not adversely effect the rights of any Holder.

  All agreements between the Company and the Holder hereof, whether now or existing or hereafter arising and whether written or oral, are hereby limited so that in no contingency whether by reason of demand for payment or acceleration of the maturity hereof or otherwise, shall the interest contracted for, charged or received by the Holder hereof exceed the maximum amount permissible under applicable law. If, from any circumstance whatsoever, interest would otherwise be payable to the Holder hereof in excess of the maximum lawful amount, the interest payable to the Holder shall be reduced to the maximum amount permitted under applicable law; and if from any circumstance the Holder hereof shall ever receive anything of value deemed interest by applicable law in excess of the maximum lawful amount, an amount equal to any excessive interest shall be applied to the reduction of the principal hereof such excess shall be refunded to the Company. All interest paid or agreed to be paid to the Holder hereof shall, to the extent permitted by applicable law, be amortized, prorated, allocated, and spread throughout the full period until payment in full of the principal (including the period of any renewal or extension hereof) so that the interest hereon for such full period shall not exceed the maximum amount permitted by applicable law. This paragraph shall control all agreements between the Company and the Holder hereof.

  This Debenture shall be construed in accordance with the laws of the State of Florida and the laws of the United States applicable to transactions in Florida .

                           BERNSTEIN/LEIBSTONE ASSOCIATES, INC.


                           By:
                           Name:
                           Title:

               NOTICE OF SURRENDER FOR VOLUNTARY CONVERSION

  The undersigned hereby surrenders for conversion the attached 4% Convertible Subordinated Debenture due March 31, 1998 of
Bernstein/
Leibstone
 Associates, Inc., a New York corporation (the
"Company"), in the principal amount of $
(Debenture No.                   ) in accordance with the terms of
the Debenture relating to voluntary conversion. The undersigned represents that he is the beneficial and record holder of the Debenture, and that no other person has any lien, security interest or interest of any kind in the Debenture and that no other person has any lien, security interest or interest of any kind in the Debenture and that he has full and legal right to surrender the Debenture for conversion.


  Dated this           day of                       , 199    .


In the presence of:





Signature guarantee:










Signature must be guaranteed by a commercial bank.


ASSIGNMENT OF DEBENTURE



  For value received,
hereby sells, assigns and transfers unto
[all] [$                               of principal amount] [cross
one out] of the 4% Convertible Subordinate Debenture due March 31, 1998 of Bernstein/Leibstone Associates, Inc., a New York corporation, in the principal amount of $
standing in               name on the books of said corporation
(Debenture No.               ), herewith, and do hereby irrevocably
constitute and appoint                                attorney to
transfer the said Debenture (or portion of said Debenture) on the books of the within named corporation with full power of substitution in the premises.

                                Dated:
In the presence of:


Signature guarantee:


Signature must be guaranteed by a commercial bank.


 BERNSTEIN/LEIBSTONE ASSOCIATES, INC.
                          a New York corporation

                                $750,000.00

         4% Convertible Subordinated Debentures due March 31, 1998
                          SUBSCRIPTION AGREEMENT


THE OFFER AND SALE OF DEBENTURES OF BERNSTEIN/LEIBSTONE
ASSOCIATES, INC., A NEW YORK CORPORATION, IS BEING MADE BY MEANS
OF A CONFIDENTIAL REGULATION S OFFERING MEMORANDUM DATED MARCH
17, 1997, AND ANY SUPPLEMENTS OR AMENDMENTS THERETO (THE
"MEMORANDUM").  THE ATTACHED SUBSCRIPTION AGREEMENT MUST BE READ
IN CONJUNCTION WITH THE MEMORANDUM BY ALL POTENTIAL SUBSCRIBERS.


    BERNSTEIN/LEIBSTONE ASSOCIATES, INC


                          SUBSCRIPTION AGREEMENT

                                    FOR

         4% CONVERTIBLE SUBORDINATED DEBENTURES DUE MARCH 31, 1998


MEMORANDUM COPY NO.:

Name of Subscriber:
Address of Residence:


Subscriber's Telephone Number:
Subscriber's
Telecopy
 Number:
Date of Subscription:
Principal Amount of Debentures
Subscribed for:
Minimum Purchase Price:         $10,000.00

Aggregate Purchase Price:

SUBSCRIPTION PROCEDURES

  Complete and sign the enclosed Subscription Agreement in accordance with the instructions below and return it to :
Bernstein/
Leibstone
 Associates, Inc., Attention:  Darrell Peterson,

2001A
 Australian Avenue, Riviera Beach, Florida 33404.

                        INSTRUCTIONS TO SUBSCRIBERS

IF, AFTER YOU HAVE CAREFULLY REVIEWED THE MEMORANDUM, YOU WISH TO SUBSCRIBE, PLEASE FOLLOW CAREFULLY THE INSTRUCTIONS BELOW. SUBSCRIPTION AGREEMENTS THAT ARE MISSING REQUESTED INFORMATION OR SIGNATURES CANNOT BE CONSIDERED UNTIL SUCH INFORMATION AND SIGNATURES ARE PROVIDED. ALL SUCH INFORMATION WILL BE TREATED CONFIDENTIALLY. CAPITALIZED TERMS USED IN THIS SUBSCRIPTION AGREEMENT AND NOT OTHERWISE DEFINED HAVE THE MEANINGS DEFINED IN THE MEMORANDUM.


                          SUBSCRIPTION AGREEMENT

  One purpose of the Subscription is to provide the Company with sufficient information in connection with its intended reliance upon certain exclusion from the registration requirements of federal securities laws and to determine whether you meet the minimum legal requirements under such laws to purchase the Debentures in this Offering. The Company will be relying on the representations and warranties made in the Subscription Agreement and on the information supplied.

  SUBSCRIPTION AGREEMENT: This Subscription Agreement must be fully completed by any prospective Subscriber. The prospective Subscriber should be aware of the transfer restrictions which apply to the Debentures, as regulated by Regulation S of the Securities Act of 1933, as amended (the "Securities Act"). The prospective Subscriber must indicate the principal amount of Debentures subscribed for. The completed Subscription Agreement must be signed by the prospective Subscriber and dated.

IF YOU WISH TO RETAIN A COPY OF THIS SUBSCRIPTION AGREEMENT, PLEASE MAKE A COPY OF IT AFTER YOU COMPLETE THE ENCLOSED DOCUMENTS AND
BEFORE SUBMITTING IT TO BERNSTEIN/LEIBSTONE ASSOCIATES, INC.

                          SUBSCRIPTION AGREEMENT

Bernstein/Leibstone Associates, Inc.

4900 Dyer Blvd.
Riviera Beach, Florida 33407

Ladies/Gentlemen:

A.     Subscription.

  1. The undersigned hereby acknowledges receipt of a copy of the Confidential Regulation S Offering Memorandum of Bernstein/Leibstone Associates, Inc. (the "Company") dated March 17, 1997, and hereby subscribes for the principal amount of 4% Convertible Subordinate Debentures due March 31, (the "Debentures") of the Company set forth on the signature page below at a purchase price of $10,000.00 per Debenture.

  2. A check or wire transfer has been delivered to the order of the "Bernstein/Leibstone Associates, Inc. in the amount set forth on the signature page as payment in full of the total purchase price of the principal amount of the Debentures subscribed for.

B.     Subscriber's Acknowledgments and Agreements.

       The undersigned understands, acknowledges and agrees that:

  1. This subscription may be accepted or rejected in whole or part by the Company, in its sole discretion.

  2. Except as provide under applicable state securities laws, this subscription is and shall be irrevocable except that (i) the undersigned's execution and delivery of this Subscription Agreement will not constitute an agreement between the Company and the undersigned until this Subscription Agreement is accepted on behalf of the Company and, if not accepted, the undersigned's subscription and obligations hereunder will terminate and (ii) the undersigned can, at any time prior to acceptance of this Subscription Agreement, request in writing that the undersigned be released from the obligations hereunder (and the Company may, but need not, in its discretion, elect to release the undersigned from the subscription and from such obligations).

  3. No federal or state agency has made any finding or determinations as to the fairness of the terms of this offering. These securities have not been recommended or endorsed by any federal or state securities commission or regulatory agency nor have any of the foregoing authorities confirmed the accuracy or determined the adequacy of the Memorandum.

  4. Because the Debentures will not have been registered under the Securities Act of 1933, as amended (the "Securities Act"), or applicable state securities laws, the undersigned is aware that any resale inconsistent with the Securities Act may create liability on the Subscriber's part and/or the part of the Company, and agrees not to assign, sell, pledge, transfer or otherwise dispose of or transfer any Debentures unless registered under the Securities Act and applicable state securities laws, exempted by an applicable exemption under the Securities Act, or an opinion is given by counsel satisfactory to the Company that such registration is not required.

  5. Each certificate representing Debentures will contain legends substantially as follows:

  THE DEBENTURES AND THE SHARES OF COMMON STOCK ISSUABLE UPON CONVERSION OF THE DEBENTURES HAVE NOT BEEN REGISTERED WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), OR THE SECURITIES COMMISSION OF ANY STATE UNDER ANY STATE SECURITIES LAW. THE SECURITIES ARE BEING OFFERED PURSUANT TO REGULATION S ("REGULATION S") PROMULGATED UNDER THE ACT. THE SECURITIES MAY NOT BE OFFERED, SOLD OR OTHERWISE TRANSFERRED WITHIN THE UNITED STATES OR TO OR FOR THE ACCOUNT OR THE BENEFIT OF U.S. PERSONS (AS SUCH TERM IS DEFINED IN REGULATIONS), UNLESS THE SECURITIES ARE REGISTERED UNDER THE ACT AND APPLICABLE STATE SECURITIES LAWS, OR SUCH OFFERS, SALES AND TRANSFERS ARE MADE PURSUANT TO AN AVAILABLE EXEMPTION OR SAFE HARBOR FROM THE REGISTRATION REQUIREMENTS OF THOSE LAWS. TERMS USED ABOVE HAVE THE MEANING GIVEN TO THEM BY REGULATION S.

  6. The undersigned acknowledges that the Company has made no representations with respect to registration of the Debentures under the Securities Act, that no such registration is contemplated, that there can be no assurance that there will be any market for the Debentures in the Foreseeable future, and that, as a result, the undersigned must be prepared to bear the economic risk of his investment for an indefinite period of time.

  7. The following securities law matters are applicable to this offering:

  NOTICE TO PERSONS OUTSIDE THE UNITED STATES: THE SECURITIES OFFERED HEREBY HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT AND MAY NOT BE OFFERED OR SOLD IN THE UNITED STATES OR TO U.S. PERSONS UNLESS THE SECURITIES ARE REGISTERED UNDER THE SECURITIES ACT OR AN EXEMPTION FROM THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT IS AVAILABLE. IT IS THE RESPONSIBILITY OF ANY INVESTOR PURCHASING THE SECURITIES OFFERED HEREBY TO SATISFY ITSELF AS TO FULL OBSERVANCE OF THE LAWS OF ANY RELEVANT TERRITORY OUTSIDE THE UNITED STATES IN CONNECTION WITH ANY SUCH PURCHASE, INCLUDING OBTAINING ANY REQUIRED GOVERNMENTAL OR OTHER CONSENTS AND OBSERVING ANY OTHER APPLICABLE REQUIREMENTS.


C.     Subscriber's Representations and Warranties.


  The undersigned hereby represents and warrants as follows:

  1. The undersigned's principal address is a location outside of the United States of America and its territories.

  2.   The undersigned (
i
) is not a U.S. person (as defined in
Securities Act Rule 902(o)) and is not acquiring the Debentures purchased hereunder for the account or benefit of any U.S. person,
(ii) will not resell the Debentures purchased hereunder only in accordance with (A) the provisions of Regulation S promulgated under the Securities Act ("Regulation S"), (B) pursuant to an effective registration statement under the Securities Act, or (C) pursuant to an available exemption from registration under the Securities Act, and only in compliance with the terms and provisions of this Agreement, and (iii) will not offer or sell the Debentures purchased hereunder to a U.S. person or to of for the account or benefit of a U.S. person (other than a distributor) prior to the expiration of a restricted period of 40 days after the date of the Closing at which the undersigned purchased such Debentures.

  3. The undersigned is acquiring the Debentures for the undersigned's own account or for an account with respect to which it exercises sole investment discretion and that is a foreign purchaser outside the United States of America.

  4. The undersigned's overall commitment to investments which are not readily marketable is not disproportionate to the undersigned's net worth and the undersigned's investment in the Company will not cause such overall commitment to become excessive. The undersigned has adequate net worth and means of providing for current needs and personal contingencies to sustain a complete loss of the undersigned's investment in the Company, and the undersigned has no need for liquidity in this investment.

  5. The undersigned has substantial knowledge and experience in making investment decisions of this type and is capable of evaluating the merits and risks of this investment.

  6.   The undersigned has received a copy of the Memorandum.

  7. The undersigned has carefully read the Memorandum. The undersigned has had an opportunity to ask questions of and receive answers from representatives of the Company with respect to this offering. The Company has made available to the undersigned all documents requested and has provided answers to all of the undersigned's questions relating to an investment in the Company. In evaluating the suitability of an investment in the Company, the undersigned has not relied upon any representations or other information (whether oral or written) other than as set forth in the Memorandum. In addition, the undersigned has had an opportunity to discuss this investment with representatives of the Company an to ask questions of them.

  8. The undersigned is acquiring Debentures without being furnished any offering literature or prospectus other than the Memorandum.

  9. The undersigned understands that an investment in the Company is speculative and involves a high degree of risk, and the undersigned has carefully review and is aware of all of the risk factors related to the purchase of Debentures, including the risks described in the Memorandum under the heading "Risk Factors".

  10. If this Subscription Agreement is executed and delivered on behalf of a partnership, trust, corporation or other entity, the undersigned has been duly authorized to execute and deliver this Subscription Agreement and all other documents and instruments (if any) executed and delivered on behalf of such entity in connection with its purchase of the Debentures subscribed for.

  11. All information furnished in the Subscription Agreement completed by the undersigned is true and correct in all respects.

  12. That the undersigned will take all steps necessary to insure compliance with Regulation S, including but not limited to advising each person involved in a subsequent transaction.

  13. The foregoing representation and warranties are true as of the date of this Subscription Agreement and shall be true as of the date the Company issues and sells Debentures to the undersigned.
If such representations and warranties shall not be true in any respect prior to such date, the undersigned will give prompt written notice of such fact to the Company.




                         [SIGNATURE PAGES FOLLOW]

Date:


Principal Amount of
Debentures subscribed for:




Total Purchase Price
($10,000.00 Minimum):

$



                                [Signature of Subscriber]



                                Capacity in which signed:


                                     [Title]


Subscriber's name and           Subscriber's mailing address
business address                (if different from business
(please type/print)                  address)







Accepted:

BERNSTEIN/LEIBSTONE ASSOCIATES, INC.


By:

Title:

Date:

Exhibit 11.1

                                   SAFETECH INDUSTRIES, INC.
                       FORM 10-K FOR THE YEARS ENDED MA         RCH 31, 1997 AND 1996

                                   Calculation of Weighted Average   Number of Common Shares Outstanding

                               Common        Common                                  Weighted Average
                              Share        Shares       Days     Weighted Average      Number of
                             Activity   Outstanding  Outstanding    Number of Shares  Shares Outstanding
Balance March 31, 1995          4,220,000          -

Acquisition of interest in
  Clearshield                9,071,700   13,291,700      104         3,787,224
Business combination with
  Archway                    4,100,000   17,391,700      261        12,436,257

Balance March 31, 1996         17,391,700                          365           17,391,700           16,223,481

Balance March 31, 1997         17,391,700                                                   17,391,700

Exhibit 21

SAFETECH INDUSTRIES, INC.
FORM 10-K FOR THE YEAR ENDED MARCH 31, 1997

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

 PC International Trading Corp.                                       Florida

 Clearshield Manufacturing Corp.                                      Florida

 Clearshield of Palm Beach County, Inc.                               Florida

 Palmco Builders, Inc.                                                Florida

 ST Telecom Corp.                                                     Florida

 Storm Depot of Florida, Inc.                                         Florida