Form 10QSB
period 1997-09-30
BERNSTEIN LEIBSTONE ASSOCIATES INC /NY/
filed 1998-04-06
CIK 849343

U.S. SECURITIES AND EXCHANGE COMMISSION
                                         Washington, D.C.  20549

                                   FORM  10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

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


As of September 30, 1997, 17,843,677 shares of the registrant's common stock were outstanding.

SAFETECH INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 1997



ASSETS
CURRENT ASSETS:
   Cash                                                $     22,276
   Trading Securities, at fair value                         50,816
   Accounts Receivable, less allowance for
      doubtful accounts of $98,000                          127,557
   Notes Receivable                                          91,099
   Inventories                                              717,566
   Other Current Assets                                      31,509
                                                          1,040,823

PROPERTY & EQUIPMENT, at cost:
   Manufacturing Equipment                                1,002,725
   Leasehold Improvements                                   193,201
   Furniture, Fixtures & Office Equipment                    95,806
   Vehicles                                                  29,989
                                                          1,321,721
   Less accumulated depreciation and amortization          (490,011)
                                                            831,710
OTHER ASSETS:
   License Fee, net of accumulated amortization             304,792
   Investments                                               45,000
   Deferred Tax Asset, net of valuation allowance              -
   Due from Officer                                         317,888
   Other                                                     25,049
                                                            692,729

          Total Assets                                 $  2,565,262






See accompanying notes to condensed consolidated financial statements.

SAFETECH INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1997
                (Continued)


LIABILITIES & SHAREHOLDERS' EQUITY
                CURRENT LIABILITIES:
   Accounts and Deposits Payable                       $  1,936,355
   Accrued Expenses                                         252,691
   Notes Payable                                            220,000
   Subordinated Debentures Payable                          500,000
   Current Portion of Long-Term Debt                          4,470
                                                          2,913,516


LONG-TERM DEBT                                               18,309


MINORITY INTEREST                                           369,102


SHAREHOLDERS' EQUITY:
   Common Stock, $.01 par value; 20,000,000
      shares authorized,  17,843,677 shares
      issued and outstanding                                178,437
   Additional Paid-in Capital                             1,580,496
   Accumulated (Deficit)                                 (2,494,598)
                                                           (735,665)

     Total Liabilities & Shareholders Equity           $  2,565,262









See accompanying notes to condensed consolidated financial statements.




SAFETECH INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS



                          Three months ended            Six months ended
                            September 30,                 September 30,
                        1997           1996           1997          1996
Net Sales           $  1,094,351   $  2,877,503   $  2,332,842   $ 5,006,505

Cost of Sales            922,699      2,112,104      1,954,220     3,893,707
                         171,652        765,399        378,622     1,112,798

Selling, General
 and Administrative
 Expenses                573,229        757,173      1,062,154     1,320,929

(Income) Loss from
 Operations              401,577         (8,226)       683,532       208,131

Other Expense (Income):
 Interest Income         (2,697)        (4,716)        (5,454)      (28,057)
 Interest Expense        10,069          4,764         19,057         8,512
 Net Realized (Gain)
  Loss on Trading
  Securities             13,207          3,915         14,321       (48,066)
 Net Holding Loss
  on Trading
  Securities             42,979        116,180         72,672       158,569
 Other, net                 (33)          (202)          (189)       (6,097)
                         63,525        119,941        100,407        84,861
Net Loss Before
 Income Taxes and
 Minority Interest      465,102        111,715        783,939       292,992

Benefit for
 Income Taxes              -              -              -             -

Minority Interest        98,202        (27,256)       142,250        72,719

Net Loss           $    366,900    $   138,971     $  641,689   $   220,273

Net Loss per Share $        .02    $       .01     $      .04   $       .01


Weighted Average
Common  Shares
Outstanding              17,843,677     17,391,700     17,715,247   17,391,700





See accompanying notes to condensed consolidated financial statements.
        SAFETECH INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Six months ended
                                                       September 30
                                                   1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                     $   (641,689)  $   (220,273)
  Adjustments to reconcile net (loss) to
    net cash provided by (used in)
    operating activities:
     Minority Interest                             (142,250)       (72,719)
     Depreciation and Amortization                  117,476        100,208
     Decrease (Increase) in Trading
       Securities                                    22,845       (272,238)
     (Increase) Decrease in
       Accounts Receivable                           31,937       (296,831)
     Decrease (Increase) in Inventories             (66,577)      (133,986)
     (Increase) Decrease in Other Assets             (3,299)       (54,070)
     Increase (Decrease) in Accounts
       and Deposits Payable                          61,879        464,260
     (Decrease) Increase in Accrued Expenses         (2,153)       (44,480)

       Net cash (used in) operating activities     (621,831)      (530,129)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Property and Equipment                (29,567)      (366,562)
  (Increase) in Notes Receivable                       -           (72,315)
  Repayments on Notes Receivable
    and Investments                                    -           979,000
  Decrease (Increase) in Due from Officer           (32,081)      (130,803)

       Net cash (used in) investing activities      (61,648)       409,320

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Subordinated Debentures             725,000           -
  Increase in Notes Payable                            -           100,000
  Proceeds from issuance of common stock
    by majority owned subsidiary                       -            10,695
  (Payments) on Long-Term Debt                      (32,040)          -

       Net cash provided by financing
         activities                                 692,960        110,695

NET INCREASE (DECREASE) IN CASH                       9,481        (10,114)

CASH, AT BEGINNING OF PERIOD                         12,795         14,457

CASH, AT END OF PERIOD                         $     22,276   $      4,343



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


2.   CONVERTIBLE SUBORDINATED DEBENTURES

     In March 1997, the Company offered up to $750,000 principal amount of 4% convertible subordinated debentures that mature March 31, 1998 in an offshore transaction under Regulation S of the Securities Act of 1933, as amended. During the six months ended September 30, 1997, the Company received subscriptions for an additional $500,000 of the debentures completing the offering. Additionally, during the quarter ended June 30, 1997, a holder of $250,000 of debentures exercised their conversion option converting the debentures into 451,977 shares of the Company's common stock.

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

The Company's primary operation is its Clearshield subsidiary. During the years ended March 31, 1996 and 1995, demand for the Clearshield product greatly exceeded the Company's production capacity. To address this problem, the Company added a second production line in the fourth quarter of the fiscal year ended March 31, 1996, a third line in the second quarter of the fiscal year ended March 31, 1997 and a fourth line in the third quarter of the fiscal year ended March 31, 1997. These additional lines along with production efficiencies have increased production capacity from approximately 50,000 linear feet per week to 205,000 feet per week, a 242% increase. Additionally, the Company procured equipment for two additional lines with a combined capacity of 100,000 linear feet per week.

The Company currently has approvals to sell its' products in Dade, Broward and Palm Beach Counties and has applied for approval with the Southern Building Code Congress. These are the only counties that currently have a product approval program. For the 1997 hurricane season, the Company has expanded it's customer base to three home improvement chains giving the Company's products placement along the east coast and gulf coast, the primary hurricane areas. Additionally, the Company expanding it's product line to offer all forms of hurricane shutters, including steel, aluminum and accordian shutters. These additional products compliment the existing line and will enable the Company to better service the consumer and our dealer network.

As a result of these efforts, the Company was poised to capitalize on a good hurricane season. Unfortunately, the 1997 hurricane season will be remembered as the season that wasn't. What was forecast to be a third consecutive active Atlantic hurricane season with eleven named storms, has had only five named storms. The month of August, traditionally an active storm month, had no named storms for only the second time on record, the first being in 1961. As a result, the Company's prime season for profitability and strong cashflow has passed without either.

     Liquidity and Capital Resources

The hurricane protection market is highly seasonal as consumers generally don't think about these products until hurricane season is in full swing. Hurricane season begins June 1 and ends November 30. The more active the season, the greater the reminders to the public, the greater the sales thrust. This past off season was very slow for the Company, and the industry in general, causing the Company to take greater advantage of credit terms granted to it by it's suppliers. This trend has continued throghout the current quarter as there was no active hurricane season.

In March 1997, the Company offered up to $750,000 principal amount of 4% convertible subordinated debentures that mature March 31, 1998 in an offshore transaction under Regulation S of the Securities Act of 1933, as amended ("Securities Act"). As of September 30, 1997, the Company had received subscriptions for the full offering of the debentures. Proceeds of the offering have been used for working capital purposes including inventory purchases and trade payments. The debentures are unsecured obligations of the Company and have not been registered under the Seccurities Act of 1933, as ammended. Each of the debentures is convertible at the option of the holder at any time after 40days following the issuence of such debenture and prior to maturity into shares of the Company's common stock at a conversion price of 75% of the five day average closing bid price per share as reported by the principal exchange over which the Company's common stock is traded. During the quarter ended June 30, 1997, $250,000 of the debentures were converted into 451,977 shares of the Company's common stock.


     Results of Operations

The 1996 hurricane season started out with a bang with a large roll out program at one home improvement chain and demand outstripping supply.
For the 1997 hurricane season, the Company expanded it's customer base to three home improvement chains and greatly expanded it's production capacity to meet the anticipated demand. Unfortunately, the 1997 hurricane season will be remembered as the season that wasn't. While the Company's initial roll-out was a success, having the product placed along the full east coast and gulf coasts, because of the inactive season, and the impulse buying nature of the product, there was limitted turnover of the product at the retailers and therefor limited replenishment orders.

Net sales for the three months ended September 30, 1997 were $1,094,351 compared with $2,877,503 for the three months ended September 30, 1996, a decline of 62.0%. For the six months ended September 30, 1997, net sales were $2,332,842 as compared to $5,006,505 for the six months ended September 30, 1996, a 53.4% decline. The decline in sales was felt in all of the Company's distribution channels including sales to it's dealers, it's installation business and sales to home improvement chains, which had the largest sales decline. The introduction of other hurricane products helped to soften the impact of the decline in dealer and installation sales while the expansion to three home improvement chains ofset a portion of that categories decline.

Gross margins declined to 15.7% of sales for the quarter ended
September 30, 1997 compared to 26.6% for the quarter ended
September 30, 1996. Gross margins were 16.2% for the six months ended September 30, 1997 and compared to 22.2% for the six months ended
September 30, 1996. The decline in gross margins is due to unfavorable manufacturing variances caused by expanded production capacity and low production levels necessitated by the unusually slow hurricane season. The Company has endeavored to match production volume to sales volume to avoid an inventory build-up.

Selling, general and administrative expenses for the three months ended September 30, 1997 were $573,229 compared with $757,173 for the three months ended September 30, 1996, a decline of 24.3%. For the six months ended September 30, 1997, selling, general and administrative expenses were $1,062,154, as compared to $1,320,929 for the six months ended September 30, 1996, a 19.6% decline. The decline is attributed to lower variable selling costs as a result of lower sales. The decrease was partially ofset by the initial cost of setting up two new national home improvement chains with the Company's products.

Interest income was $2,697 and $5,454 for the three and six months ended September 30, 1997, respectively, as compared to $4,716 and $28,057 for the three and six months ended September 30, 1996, respectively. The decline is due to the repayment of notes receivable.

Interest expense increased to $10,069 for the three months ended
September 30, 1997 compared with $4,764 for the three months ended September 30, 1996 due to an increase in borrowings, specifically the convertible subordinated debentures. For the six months ended September 30, 1997, interest expense was $19,057 as compared to $8,512 for the six months ended September 30, 1996.

The Company continues to invest resources in trading securities. This activity yielded a net loss for the three and six months ended
September 30, 1997 of $56,186 and $86,993, respectively, compared to a net loss for the three and six months ended September 30, 1996 of $120,095 and $110,503, respectively.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

Previously reported on Form 10-KSB for the year ended March 31, 1997.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
          None


(b)  Reports on Form 8-K
     Form 8-K dated July 21, 1997 was filed concerning a change in registrant's certifying accountant




SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     SAFETECH INDUSTRIES, INC.


     By:   /s/ Darrell Peterson                     Date:  November 15, 1997
         Darrell Peterson, Chief Executive Officer